Form 10-Q
period 1997-09-30
RENEX CORP
filed 1997-11-20
CIK 911953

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended September 30, 1997


                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-23165

                                   RENEX CORP.
             (Exact name of Registrant as specified in its charter)


            Florida                                             65-0422087
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                     2100 Ponce de Leon Boulevard, Suite 950
                           Coral Gables, Florida 33134
          (Address of principal executive offices, including Zip Code)
        Registrant's telephone number including area code: (305) 448-2044


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Title of Each Class                             Number of Shares Outstanding
    Common Stock                                    September 30, 1997
                                                        3,974,247

                                   RENEX CORP.

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS

                                                                                             PAGE
                                                                                             ----
                          PART I--FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets
                  December 31, 1996 and September 30, 1997 (unaudited)                        1

         Consolidated Statements of Operations (unaudited)
                  For the Three and Nine Months Ended September 30, 1997 and 1996             2

         Consolidated Statements of Cash Flows (unaudited)
                  For the Nine Months Ended September 30, 1997 and 1996                       3

         Notes to Unaudited Consolidated Financial Statements                                4-5

Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                                          6-11

                           PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.                                                                  12

Item 2.  Changes in Securities.                                                              12

Item 3.  Defaults Upon Senior Securities.                                                    12

Item 4.  Submission of Matters to a Vote of Securities Holders.                              12

Item 5.  Other Information.                                                                  12

Item 6.  Exhibits and Reports on Form 8-K                                                    12




                          RENEX CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                   September 30,      December 31,
                                                       1997              1996
                                                   -------------      ------------
                                                    (Unaudited)

                     ASSETS
Current assets:

     Cash and cash equivalents                   $   154,000         $   952,000
     Accounts receivable (net of allowance for
          doubtful accounts of $1,430,000 and
          $1,261,000 at September 30, 1997
          and December 31, 1996, respectively)     5,141,000           4,535,000
     Inventories                                     359,000             347,000
     Prepaids and other                              361,000             225,000
                                                 -----------         -----------
               Total current assets                7,015,000           6,059,000

     Fixed assets, net                             6,906,000           6,042,000
     Intangible assets, net                        1,127,000           1,309,000
     Notes receivable from affiliates
         (interest rate of 8%)                        85,000              85,000
     Other assets                                  1,764,000           1,666,000
                                                 -----------         -----------
               TOTAL ASSETS                      $16,897,000         $15,161,000
                                                 ===========         ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
          Accounts payable                      $    974,000         $   708,000
          Accrued expenses and other               2,847,000           2,393,000
          Current portion of long-term debt            6,000              46,000
          Current portion of capital lease
               obligations                           403,000             523,000
                                                 -----------         -----------
                    Total current liabilities      4,230,000           3,670,000
                                                 -----------         -----------

     Line of credit                                1,000,000
                                                 -----------
     Long-term debt, less current portion          6,196,000           6,184,000
                                                 -----------         -----------
     Capital lease obligations, less current
               portion                             1,923,000             990,000
                                                 -----------         -----------
     Shareholders' equity:
          Common stock, $.001 par value,
             30,000,000 shares authorized,
             3,974,247 shares as of
             September 30, 1997 and 3,970,115
             shares as of December 31, 1996,
             issued and outstanding                    3,000               3,000
          Additional paid-in capital               9,163,000           9,151,000
          Accumulated deficit                     (5,618,000)         (4,837,000)
                                                 -----------         -----------
                    Total shareholders' equity     3,548,000           4,317,000
                                                 -----------         -----------
                    TOTAL LIABILITIES AND
                      SHAREHOLDERS' EQUITY       $16,897,000         $15,161,000
                                                 ===========         ===========


          See accompanying notes to consolidated financial statements.

                          RENEX CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Three Months Ended                    Nine Months Ended
                                                              September 30,                        September 30,
                                                      ----------------------------        -----------------------------
                                                         1997              1996              1997              1996
                                                      ----------        ----------        -----------       -----------
                                                                                 (Unaudited)
Net revenues                                          $6,580,000        $4,837,000        $19,012,000       $13,157,000
Operating expenses:
   Facilities                                          5,012,000         3,754,000         14,688,000        10,108,000
   General and administrative                            851,000           629,000          2,158,000         1,792,000
   Provision for doubtful accounts                       269,000           319,000            761,000           880,000
   Depreciation and amortization                         394,000           720,000          1,182,000         1,297,000
                                                      ----------        ----------        -----------       -----------
         Operating income (loss)                          54,000          (585,000)           223,000          (920,000)
Other income (expenses):
   Gain (loss) on sale of assets                              --           364,000            (27,000)          364,000
   Net interest expense                                 (278,000)         (260,000)          (815,000)         (679,000)
   Amortization of deferred financing costs              (54,000)          (54,000)          (162,000)         (162,000)
                                                      ----------        ----------        -----------       -----------
Net (loss)                                            $ (278,000)       $ (535,000)       $  (781,000)      $(1,397,000)
                                                      ==========        ==========        ===========       ===========

Net (loss) per share                                  $    (0.07)       $    (0.22)       $     (0.20)      $     (0.53)
                                                      ==========        ==========        ===========       ===========

Weighted average number of common shares
   and equivalents outstanding                         3,971,128         2,444,156          3,974,006         2,625,715
                                                      ==========        ==========        ===========       ===========


         See accompanying notes to consolidated financial statements.

                          RENEX CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                        Nine Months Ended
                                                          September 30,
                                                   ----------------------------
                                                       1997              1996
                                                   -------------   ------------
                                                            (Unaudited)
Cash Flows from Operating Activities:
     Net loss                                    $  (781,000)        $(1,397,000)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Provisions for doubtful accounts           761,000             880,000
          Depreciation and amortization            1,182,000           1,297,000
          Amortization of deferred financing
            costs                                    162,000             162,000
          Loss on sale of fixed assets                27,000                  --
          Gain from sale of facility                      --            (364,000)
          Changes in operating assets and
            liabilities:
            Increase in accounts receivable       (1,367,000)         (1,721,000)
            Increase in inventories                  (12,000)            (54,000)
            Increase in prepaids and other
              current assets                        (136,000)           (220,000)
            Increase in other assets                (269,000)           (315,000)
            Increase in accounts payable and
              accrued expenses                     1,142,000           1,519,000
                                                  ----------          ----------
                    Net cash provided by
                      (used in) operating
                      activities                     709,000            (213,000)
                                                  ----------          ----------
Cash Flows from Investing Activities:
     Purchases of fixed assets                      (997,000)         (1,684,000)
     Proceeds from the sale of fixed assets           36,000             776,000
     Net change in note receivable from affiliates        --             (67,000)
                                                  ----------          ----------
                    Net cash used in investing
                      activities                    (961,000)           (975,000)
                                                  ----------          ----------
Cash Flows from Financing Activities
     Repayment of note payable to bank                    --            (337,000)
     Payments on capital lease obligations          (530,000)           (499,000)
     Proceeds from long-term debt                         --           1,500,000
     Proceeds from line of credit                  1,500,000                  --
     Repayments of long-term debt                    (28,000)           (120,000)
     Payments on line of credit                     (500,000)                 --
     Proceeds from sale of stock                      12,000           2,108,000
     Redemption of preferred stock                        --            (721,000)
                                                  ----------          ----------
                    Net cash provided by
                      financing activities           454,000           1,931,000
                                                  ----------          ----------
Increase in cash and cash equivalents                202,000             743,000
Cash and cash equivalents, beginning of period       952,000           1,234,000
                                                  ----------          ----------
Cash and cash equivalents, end of period          $1,154,000          $1,977,000
                                                  ==========          ==========
Supplemental Disclosures of Cash Flow Information:
     Cash paid for interest                       $  809,000          $  715,000
                                                  ==========          ==========
Non-Cash Investing and Financing Activities:
     Equipment acquired through capital
       lease obligations                             921,000             431,000


          See accompanying notes to consolidated financial statements.

                                   RENEX CORP.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR QUARTER ENDED SEPTEMBER 30, 1997

1.    ORGANIZATION

Renex Corp. and its subsidiaries (the "Company") provide kidney dialysis services to patients suffering from end-stage renal disease. The Company currently operates, through wholly-owned subsidiaries, thirteen dialysis facilities and two home dialysis programs in seven states. Additionally, the Company has entered into patient dialysis service agreements with several hospitals to provide dialysis treatments on an inpatient basis.

2.    PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions have been eliminated in consolidation.

3.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements of the Company at that date. Operating results for the quarter ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1997. For additional information, refer to financial statements and footnotes thereto included in Amendment No. 3 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 3, 1997, which financial statements and footnotes should be read in conjunction with this report.

4.    SUBSEQUENT EVENTS

On October 14, 1997, the Company completed its initial public offering ("Offering") of 3,000,000 shares at a price of $8 per share. The net proceeds to the Company from the Offering were approximately $21.7 million, after commissions and related expenses. To date, a portion of the proceeds were used to repay the outstanding balance of $6.4 million on the Company's Senior Subordinated Secured Loan ("Subordinated Loan") and $389,000 of capital leases. In connection with the satisfaction of the Subordinated Loan, the Company will incur a one time charge during the fourth quarter of approximately $1.5 million which relates to the write off of deferred financing costs, prepayment penalty and the redemption of warrants issued in connection with such indebtedness. The balance of the net proceeds will be used to pay off other capital leases, as deemed appropriate, and for capital expenditures associated with facilities under development, acquisitions, de novo facility development and working capital and other general corporate purposes.

On October 31, 1997, the Company entered into a non-binding letter of intent to acquire an acute dialysis services company.

Supplemental pro forma net income per share is presented below, for each of the three and nine month periods ended September 30, 1997, after giving effect to the receipt and application of approximately $9.0 million of the net proceeds of the Offering for repayment of certain indebtedness, including $422,000 for redemption of a warrant issued in connection with a portion of such indebtedness. The redemption of this warrant, together with the non-cash write-off of deferred financing costs related to repayment of certain of the indebtedness will result in a one time charge of approximately $1.5 million.

                          THREE MONTHS ENDED             NINE MONTHS ENDED
                          ------------------             -----------------
September 30, 1997            $   0.01                     $   0.05
September 30, 1996               (0.05)                       (0.14)


5.    NEW ACCOUNTING PRONOUNCEMENTS

In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE. This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. This statement requires restatement of all prior period EPS data presented. The Company will adopt SFAS 128 in the fourth quarter of the year ending December 31, 1997. The pro forma basic (loss) per share and diluted (loss) per share calculated in accordance with SFAS 128 for each of the three and nine months ended September 30, 1997 is substantially equivalent to the net loss per share as reported.

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Statement 130 is effective for interim and annual periods beginning after December 15, 1997. Comprehensive income encompasses all changes in shareholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Management of the Company does not expect the adoption of Statement No. 130 to have an impact on the Company's financial statements.

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement No. 131 is effective for periods beginning after December 15, 1997. Management of the Company does not expect the adoption of Statement No. 131 to have an impact on the Company's financial statement disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

         Renex, which was established in July 1993 and operates through its wholly-owned subsidiaries, is a high quality provider of dialysis and ancillary services to patients with ESRD. To date, Renex has grown primarily through DE NOVO development because such a strategy minimized the initial capital outlay. However, DE NOVO facilities achieve profitability only when they reach sufficient utilization, which historically does not occur prior to twelve to fourteen months following opening. Additionally, Renex has grown through acquisitions and hospital alliances. In the future, the Company believes that its growth will be through a combination of DE NOVO development and acquisitions, which will allow expansion of its regional market presence and provide entry into new regional markets.

         As of September 30, 1997, the Company operated thirteen outpatient dialysis facilities, of which nine were opened between 1994 and 1997 through DE NOVO development. In addition, the Company acquired three facilities in December 1995. In April 1996, the Company acquired the assets of two facilities under development. The Company opened one of these facilities during the fourth quarter of 1996 and the second facility is expected to open during the first quarter of 1998, subject to receipt of applicable state approvals. The Company sold an additional DE NOVO facility, not included above, in September 1996 because it did not satisfy the Company's strategic objectives.

RESULTS OF OPERATIONS

         The following table set forth certain income statement items expressed as a percentage of net revenues for the nine months ended September 30, 1997 and 1996:

                                                     Three Months Ended            Nine Months Ended
                                                        September 30,                September 30,
                                                   ---------------------         ---------------------
                                                    1997           1996           1997           1996
                                                   ------         ------         ------         ------
          Net revenues                             100.0%         100.0%         100.0%         100.0%
          Facilities expenses                       76.2           77.6           77.3           76.8
          General and administrative                12.9           13.0           11.3           13.6
          Provision for doubtful accounts            4.1            6.6            4.0            6.7
          Depreciation and amortization              6.0           14.9            6.2            9.9
          Operating income (loss)                    0.8          (12.1)           1.2           (7.0)
          Net interest (expense)                    (4.2)          (5.4)          (4.3)          (5.2)
          Net (loss)                                (4.2)         (11.1)          (4.1)         (10.6)




THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         NET REVENUES. Net revenues for the three months ended September 30, 1997 were $6.6 million compared to $4.8 million for the same period in 1996, representing an increase of 36.0%. The increase in net revenues of $1.8 million was primarily attributable to a full three months' net revenues totaling $1.4 million in 1997 for the two facilities opened during the fourth quarter of 1996 and to the continued growth at existing facilities of $387,000.

         FACILITIES EXPENSES. Facilities expenses primarily consist of costs and expenses specifically attributable to the operation of the dialysis facilities, including operating and maintenance costs of such facilities and all labor, supplies and service costs related to patient care. Facilities expenses for the three months ended September 30, 1997 were $5.0 million compared to $3.8 million for the same period in 1996, representing an increase of 33.5%. The increase in facilities expenses was due to the greater number of facilities in operation in 1997. As a percentage of net revenues, facilities expenses decreased to 76.2% for the three months ended September 30, 1997 from 77.6% for the same period in 1996. The decrease as a percentage of net revenues was due to increased patient utilization at the Company's facilities.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of headquarter expenses including marketing, finance, operations management, legal, quality assurance, information systems, billing and collections and centralized accounting support. General and administrative expenses for the three months ended September 30, 1997 were $851,000 compared to $629,000 for the same period in 1996, representing an increase of 35.3%. The increase in general and administrative expenses was due to increased personnel and related expenses to support the greater number of facilities in operation. As a percentage of net revenues, general and administrative expenses decreased to 12.9% for the three months ended September 30, 1997 from 13.0% for the same period in 1996. The decrease as a percentage of net revenues was due to an increase in net revenues from increased utilization of existing facilities which did not require a proportionate increase in corporate overhead.

         PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts is a function of patient payor mix, collection experience and other factors. It is the Company's practice to reserve for doubtful accounts in the period in which revenue is recognized based on management's estimate of the net collectibility of accounts receivable. The provision for doubtful accounts for the three months ended September 30, 1997 was $269,000 compared to $319,000 for the same period in 1996, representing a decrease of 15.7%. As a percentage of net revenues, the provision for doubtful accounts decreased to 4.1% for the three months ended September 30, 1997 from 6.6% for the same period in 1996. The decrease was primarily due to an improved account evaluation process and an increased emphasis upon collections of aged amounts.

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for the three months ended September 30, 1997 were $394,000 compared to $720,000 for the same period in 1996, representing a decrease of 45.3%. The decrease was due to the write off of certain intangible assets relating to the acquisition of a clinic under development for which a zoning variance was denied. As a percentage of net revenues, depreciation and amortization expenses decreased to 6.0% for the three months ended September 30, 1997 from 14.9% for the same period in 1996. The decrease as a percentage of revenues was primarily due to the write off of these intangible assets.

         NET INTEREST INCOME (EXPENSE). Net interest expense for the three months ended September 30, 1997 was $278,000 compared to $260,000 for the same period in 1996, representing an increase of 6.9%. The increase of $18,000 was primarily due to the increase in the Company's borrowings under capital leases for equipment purchases.

         NET (LOSS). The Company had a net loss of $278,000 for the three months ended September 30, 1997 compared to a net loss of $535,000 for the same period in 1996, a decrease of $257,000, or 48.0%.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         NET REVENUES. Net revenues for the nine months ended September 30, 1997 were $19.0 million compared to $13.2 million for the same period in 1996, representing an increase of 44.5%. The increase in net revenues of $5.8 million was primarily attributable to a full nine months' net revenues totaling $3.2 million in 1997 for the two facilities opened during the fourth quarter of 1996 and to the continued growth at existing facilities of $2.5 million.

         FACILITIES EXPENSES. Facilities expenses for the nine months ended September 30, 1997 were $14.7 million compared to $10.1 million for the same period in 1996, representing an increase of 45.3%. The increase in facilities expenses was due to the greater number of facilities in operation in 1997. As a percentage of net revenues, facilities expenses increased to 77.6% for the nine months ended September 30, 1997 from 76.8% for the same period in 1996. The increase as a percentage of net revenues was due to low patient utilization at one of the Company's newer facilities.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 1997 were $2.2 million compared to $1.8 million for the same period in 1996, representing an increase of 20.4%. The increase in general and administrative expenses was due to increased personnel and related expenses to support the greater number of facilities in operation. As a percentage of net revenues, general and administrative expenses decreased to 11.3% for the nine months ended September 30, 1997 from 13.6% for the same period in 1996. The decrease as a percentage of net revenues was due to an increase in net revenues from increased utilization of existing facilities which did not require a proportionate increase in corporate overhead.

         PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts for the nine months ended September 30, 1997 was $761,000 compared to $880,000 for the same period in 1996, representing a decrease of 13.5%. As a percentage of net revenues, the provision for doubtful accounts decreased to 4.0% for the nine months ended September 30, 1997 from 6.7% for the same period in 1996. The decrease was primarily due to an improved account evaluation process and an increased emphasis upon collections of aged amounts.

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for the nine months ended September 30, 1997 were $1.2 million compared to $1.3 million for the same period in 1996, representing a decrease of 8.9%. The decrease was primarily due to the $437,000 write off of certain intangible assets in 1996 relating to the acquisition of a clinic under development for which a zoning variance was denied. As a percentage of net revenues, depreciation and amortization expenses decreased to 6.2% for the nine months ended September 30, 1997 from 9.9% for the same period in 1996. The decrease as a percentage of revenues was primarily due to the write off of these intangible assets.

         NET INTEREST INCOME (EXPENSE). Net interest expense for the nine months ended September 30, 1997 was $815,000 compared to $679,000 for the same period in 1996, representing an increase of 20.0%. The increase of $136,000 was primarily due to the increase in the Company's borrowing for working capital purposes. In June 1995, the Company entered into the Subordinated Loan, which permitted borrowings, under certain circumstances, of up to $12.5 million, of which the initial borrowings was $4.8 million and in May 1996 an additional $1.5 million was borrowed. As of September 30, 1997 and 1996, $6.3 million was outstanding.

         NET (LOSS). The Company had a net loss of $781,000 for the nine months ended September 30, 1997 compared to a net loss of $1.4 million for the same period in 1996, a decrease of $616,000, or 44.1%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital for maintenance, refurbishing and expansion of existing facilities, acquisitions, DE NOVO developments, the integration of newly developed and acquired facilities and working capital and general corporate purposes. As of September 30, 1997, the Company had working capital of approximately $2.8 million, of which $1.2 million consisted of cash and cash equivalents, compared to working capital and cash and cash equivalents of $2.4 million and $952,000, respectively, at

December 31, 1996. The Company intends to finance its working capital requirements, as well as purchases of additional equipment and leasehold improvements, from cash generated from operations, the Company's secured line of credit ("Line of Credit"), the Lease Line, and through the net proceeds of the initial public offering completed in October 1997.

         Net cash provided by (used in) operating activities was $1.4 million and ($213,000) for the nine months ended September 30, 1997 and 1996, respectively. Net cash provided by operating activities consists of the Company's net loss, decreased by non-cash expenses such as depreciation, amortization and the provision for doubtful accounts and adjusted by changes in components of working capital, primarily accounts receivable and accounts payable. During 1996, the Company performed an extensive review of its aged accounts receivable, including those of acquired facilities, and adjusted amounts to expected collectibility, causing the allowance for doubtful accounts to increase to 22% of gross receivables at December 31, 1996 from 10% at December 31, 1995. As of September 30, 1997, the Company has continued to maintain its allowances for doubtful accounts at 22% of gross receivables.

         Once a DE NOVO facility is operational, the Company is unable to bill for services until it receives a Medicare provider number and the Medicare intermediary installs its electronic billing software at the facility. For these reasons, there is generally a 90-day delay before the Company will receive payment on its initial services at such facility. The dialysis industry is characterized by long collection cycles because Medicaid and private insurance carriers require substantial documentation to support reimbursement claims and often take a substantial amount of time to process claims. As a result, the Company requires significant working capital to cover expenses during the collection process.

         Net cash provided used in investing activities was $1.0 million for the nine months ended September 30, 1997 and 1996. The Company's principal uses of cash in investing activities have been related to purchases of new equipment and leasehold improvements for the Company's existing facilities and the cost of development of additional facilities. Currently, the three DE NOVO facilities under various stages of development have planned opening between the fourth quarter of 1997 and the first quarter of 1998. These facilities require substantial cash outlay for construction of leasehold improvements. The Company estimates that this construction will cost approximately $1.4 million, of which the Company anticipates using $1.2 million from the net proceeds of its Offering. The balance of the cost of leasehold improvements will be obtained from borrowings under the Company's Line of Credit. Additionally, the Company estimates that it will finance approximately $1.2 million in equipment for these facilities through its Lease Line.

         Net cash provided by financing activities for the nine months ended September 30, 1997 was $454,000. This consisted primarily of $1,000,000 from the Company's Line of Credit, offset by payments on capital lease obligations. Net cash provided by financing activities for the nine months ended September 30, 1996 was $1.9 million. The principal sources of cash from financing activities were $1.5 million in proceeds from the Company's Subordinated Loan and equity financings aggregating $1.4 million (net of redemptions). The proceeds from these financings were reduced by payments of various debt obligations.

         In October 1997, the Company paid off a $6.4 million Subordinated Loan (including prepayment penalty) which bore interest at 13.0% and was required to be satisfied out of the net proceeds of the Offering. On October 15, 1997, the Subordinated Loan was terminated.

         The Company has a $4.0 million secured Line of Credit. Borrowings under the Line of Credit are limited to 80% of the net collectible value of eligible accounts receivable. As of September 30, 1997, the borrowing base availability was approximately $3.6 million, of which $1,000,000 was outstanding. The Line of Credit bears interest on the outstanding balance at the prime rate, plus 2.0%.
The Line of Credit is for the development of dialysis facilities and for working capital and general corporate purposes and is secured by the Company's accounts receivable. The Line of Credit contains financial covenants relating to the maintenance of a minimum net worth and specified net worth to debt ratios. These covenants do not permit the sum of subordinated debt plus tangible net worth to be less than $6,000,000 and do not permit the ratio of total liabilities minus subordinated debt divided by tangible net worth plus subordinated debt to be greater than 1.2:1. As of September 30, 1997, the Company was in compliance with the financial covenants contained in the Line of Credit. The Line of Credit also requires the lender's approval for any acquisitions in excess of $5,000,000 in the aggregate in any calendar year and for the payment of cash dividends.

         The Company also has available a $6.0 million Lease Line with an equipment financing company. The Lease Line is used primarily to finance dialysis related equipment and furnishings at the Company's facilities and bears interest at the five year U.S. Treasury bond yield rate plus 3.91%. As of September 30, 1997 and December 31, 1996, the Company had borrowed approximately $1.7 million and $1.5 million, respectively, on the Lease Line.

         The Company's long-term capital requirements will depend on numerous factors, including the rate at which the Company develops or acquires new facilities. In addition, the Company has various ongoing needs for capital, including: (i) working capital for operations (including financing receivables as previously described); and (ii) routine capital expenditures for the maintenance of facilities, and equipment and leasehold improvements. In order to implement the Company's long-term growth strategy, the Company anticipates that capital requirements will increase substantially from historical levels.

         The Company anticipates that the consideration paid for the acquisition of new facilities will consist of cash, promissory notes, assumption of liabilities and/or the issuance of Common Stock or securities convertible into Common Stock. The Company believes that the net proceeds of its Offering, together with the Line of Credit, the Lease Line and internally generated funds, will be sufficient to fund the Company's operations and to finance the Company's growth strategy through the next 18 months. However, there can be no assurance that the Company will not require substantial additional funds prior to such time.

INCOME TAX LOSS CARRYFORWARDS

         As of December 31, 1996, the Company had approximately $6.7 million of net operating loss carryforwards that may be available to offset future taxable income for federal income tax purposes. These net operating loss carryforwards begin to expire in 2008. The Common Stock issued in connection with the Offering should not materially limit the Company's utilization of its net operating loss carryforwards.

POTENTIAL IMPACT OF INFLATION

         A majority of the Company's net revenue is subject to reimbursement rates which are regulated by the federal government and do not automatically adjust for inflation. These reimbursement rates are adjusted periodically based on certain factors, including Congressional budget limitations, inflation, consumer price indexes and costs incurred in rendering the services. Historically, adjustments to reimbursement rates have had little relation to the actual cost of doing business.

         The Company is not able to increase the amounts it bills for services provided by its operations that are subject to Medicare and Medicaid reimbursement rates. Operating costs, such as labor and supply costs, are subject to inflation without corresponding increases in reimbursement rates. Such increases may be significant and have a material adverse effect on the Company's results of operations.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.
         Not applicable.

Item 2.  Changes in Securities.
         Not applicable.

Item 3.  Defaults Upon Senior Securities.
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company's Annual Meeting of Stockholders was held on September 25, 1997.

         1. The stockholders elected the following individuals as Class III directors of the Company.

                     NAME                             FOR             WITHHELD
                     ----                             ---             --------
                     Eugene P. Conese, Sr.         2,664,917             --
                     Charles J. Simons             2,664,917             --
                     Jeffrey H. Watson             2,664,917             --

         2. The stockholders ratified the one for three reverse stock split approved by the Board of Directors and to amend the Articles of Incorporation to provide that the existing 35,000,000 shares of authorized capital stock consisting of 30,000,000 shares of common stock and 5,000,000 of preferred stock, continued to be the authorized capital stock following the reverse split, with the same par value.

                       FOR                          AGAINST            ABSTAIN
                       ---                          -------            -------
                     2,664,917                         --                 --

         3. The stockholders approved an amendment to the Company's Employee Stock Option Plan increasing the authorized shares of common stock in such plan from 250,000 to 666,667.

                       FOR                          AGAINST            ABSTAIN
                       ---                          -------            -------
                     2,664,917                         --                 --

Item 5.  Other Information.
         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

        (A)       Exhibits furnished as part of the Report:

                  (1)  Financial Statements, See PART I, Item 1.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RENEX CORP.
                                       (Registrant)



                                       By: /s/ JAMES P. SHEA
                                           -------------------------------------
                                           James P. Shea
                                           President and Chief Executive Officer



                                       By: /s/ ORESTES L. LUGO
                                           -------------------------------------
                                           Orestes L. Lugo
Date: November 19, 1997                    Vice President--Finance and
                                           Chief Financial Officer