Form 10-Q/A
period 1997-09-30
RENEX CORP
filed 1997-11-24
CIK 911953

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A


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

                          RENEX CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                   September 30,      December 31,
                                                       1997              1996
                                                   -------------      ------------
                                                    (Unaudited)

                     ASSETS
Current assets:

     Cash and cash equivalents                   $ 1,154,000         $   952,000
     Accounts receivable (net of allowance for
          doubtful accounts of $1,430,000 and
          $1,261,000 at September 30, 1997
          and December 31, 1996, respectively)     5,141,000           4,535,000
     Inventories                                     359,000             347,000
     Prepaids and other                              361,000             225,000
                                                 -----------         -----------
               Total current assets                7,015,000           6,059,000

     Fixed assets, net                             6,906,000           6,042,000
     Intangible assets, net                        1,127,000           1,309,000
     Notes receivable from affiliates
         (interest rate of 8%)                        85,000              85,000
     Other assets                                  1,764,000           1,666,000
                                                 -----------         -----------
               TOTAL ASSETS                      $16,897,000         $15,161,000
                                                 ===========         ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
          Accounts payable                      $    974,000         $   708,000
          Accrued expenses and other               2,847,000           2,393,000
          Current portion of long-term debt            6,000              46,000
          Current portion of capital lease
               obligations                           403,000             523,000
                                                 -----------         -----------
                    Total current liabilities      4,230,000           3,670,000
                                                 -----------         -----------

     Line of credit                                1,000,000
                                                 -----------
     Long-term debt, less current portion          6,196,000           6,184,000
                                                 -----------         -----------
     Capital lease obligations, less current
               portion                             1,923,000             990,000
                                                 -----------         -----------
     Shareholders' equity:
          Common stock, $.001 par value,
             30,000,000 shares authorized,
             3,974,247 shares as of
             September 30, 1997 and 3,970,115
             shares as of December 31, 1996,
             issued and outstanding                    3,000               3,000
          Additional paid-in capital               9,163,000           9,151,000
          Accumulated deficit                     (5,618,000)         (4,837,000)
                                                 -----------         -----------
                    Total shareholders' equity     3,548,000           4,317,000
                                                 -----------         -----------
                    TOTAL LIABILITIES AND
                      SHAREHOLDERS' EQUITY       $16,897,000         $15,161,000
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


                                       RENEX CORP.
                                       (Registrant)



                                       By: /s/ JAMES P. SHEA
                                           -------------------------------------
                                           James P. Shea
                                           President and Chief Executive Officer



                                       By: /s/ ORESTES L. LUGO
                                           -------------------------------------
                                           Orestes L. Lugo
Date: November 24, 1997                    Vice President--Finance and
                                           Chief Financial Officer