Form 10-K405
period 1997-12-31
RENEX CORP
filed 1998-03-31
CIK 911953

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-23165

                                   RENEX CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                 ---------------

                 FLORIDA                                  65-0422087
     (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NUMBER)

                                 ---------------

                 2100 Ponce de Leon Boulevard, Suite 950,
                          Coral Gables, Florida 33134
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)
        Registrant's telephone number including area code: (305) 448-2044

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [ X ] Yes   [  ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of Renex Corp. Common Stock, $.01 par value held by non-affiliates of the Company was $35,292,483 as of March 25, 1998 based upon the closing sales price of the Common Stock as reported on the Nasdaq National Market System on such date.

         Number of shares of Common Stock of Renex Corp. issued and outstanding as of March 25, 1998: 6,974,247

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                   RENEX CORP.

              FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

                                                                                                               PAGE
PART I
Item 1.            Description of Business..................................................................     1
Item 2.            Description of Property..................................................................    12
Item 3.            Legal Proceedings........................................................................    12
Item 4.            Submission of Matters to a Vote of Security Holders......................................    12

PART II
Item 5.            Market for Company's Common Stock and Related Stockholder Matters........................    13
Item 6.            Selected Consolidated Financial and Operating Data.......................................    14
Item 7.            Management's Discussion and Analysis of Financial Condition and Results of Operation.....    15
Item 7A.           Quantitative and Qualitative Disclosures About Market Risk...............................    20
Item 8.            Financial Statements and Supplementary Data..............................................    21
Item 9.            Changes In and Disagreements with Accountants on Accounting and
                   Financial Disclosure.....................................................................    35

PART III
Item 10.           Directors and Executive Officers of the Company..........................................    36
Item 11.           Executive Compensation...................................................................    39
Item 12.           Security Ownership of Certain Beneficial Owners and Management...........................    42
Item 13.           Certain Relationships and Related Transactions...........................................    43
Item 14.           Exhibits, Financial Schedules and Reports on Form 8-K....................................    44

Signatures         .........................................................................................    45

                                     PART I

ITEM 1.  BUSINESS

    Renex Corp. ("Renex" or the "Company") is a high quality provider of dialysis and ancillary services to patients suffering from chronic kidney failure, generally referred to as end stage renal disease ("ESRD"). The Company has grown primarily through DE NOVO development and more recently through acquisitions, and seeks to distinguish itself on the basis of quality patient care and responsiveness to the professional needs of its referring nephrologists. As of December 31, 1997, the Company provided dialysis services to approximately 900 patients in seven states, through 13 outpatient dialysis facilities and two staff-assisted home dialysis programs. Each outpatient facility is operated through a separate wholly-owned subsidiary. Additionally, the Company provided inpatient dialysis services at 12 hospitals as of December 31, 1997.

THE DIALYSIS INDUSTRY

END STAGE RENAL DISEASE

    ESRD is the state of advanced chronic kidney disease that is characterized by the irreversible loss of kidney function. A normal human kidney removes waste products and excess water from the blood, preventing water overload, toxin buildup and eventual poisoning of the body. Chronic kidney disease can be caused by a number of conditions, including inherited diseases, diabetes, hypertension and other illnesses. Patients suffering from ESRD require routine dialysis treatments or kidney transplantation to sustain life. Transplantation is significantly limited due to scarcity of suitable organ donors, the incidence of organ transplant rejection and the ineligibility of many ESRD patients for transplantation due to health and age. As a result, the vast majority of ESRD patients must rely on dialysis for the remainder of their lives.

    According to the Health Care Financing Administration ("HCFA"), the number of patients requiring chronic kidney dialysis services in the United States has increased from 66,000 patients in 1982 to over 200,000 patients in 1995. According to the National Institutes of Health, the number of ESRD patients is projected to reach 300,000 by the year 2000. HCFA estimates that the national incidence rate of new cases of ESRD in 1995 was approximately 253 patients per million when considering all age groups, but was 1,097 patients per million in individuals age 65 to 74, and 1,035 patients per million in individuals age 75 and over. The Company attributes the growth in the number of ESRD patients principally to: (i) the aging of the U.S. population; (ii) better treatment and longer survival of patients suffering from diabetes, hypertension, and other illnesses that lead to ESRD; and (iii) improved dialysis technology which has enabled dialysis to be provided to older patients and patients who previously could not tolerate dialysis due to their physical condition.

    According to HCFA, total spending for ESRD in the United States in 1995 was an estimated $13.1 billion, of which Medicare paid an estimated $9.7 billion. The Company estimates that approximately $6.0 billion of the $13.1 billion was spent on dialysis and ancillary services. Since 1972, most ESRD patients in the United States have been entitled to Medicare benefits, regardless of age or financial circumstances. Currently, 93% of all ESRD patients in the United States receive Medicare reimbursement for treatment.

DIALYSIS FACILITIES; TREATMENTS AND STAFF

    FACILITIES. Patients with ESRD generally receive dialysis treatment through a dialysis facility, which may be a free-standing or a hospital-based outpatient facility. Most dialysis facilities offer a range of services to ESRD patients, including: dialysis treatments; provision of supplies and equipment; patient, family and community training and education; insurance counseling; billing services; dietary counseling and social services support. In 1995, there were over 2,800 dialysis facilities in the United States, of which approximately 71% were free-standing and approximately 29% were hospital-based outpatient facilities. The primary function of dialysis facilities is to provide ESRD patients with life sustaining kidney dialysis, including both hemodialysis and peritoneal dialysis.

    HEMODIALYSIS. HCFA estimates that as of December 31, 1995, approximately 84% of ESRD patients in the United States were receiving hemodialysis treatments (83% in outpatient facilities and 1% in the home). Hemodialysis uses an artificial kidney, called a dialyzer, to remove certain toxins and fluid from the patient's blood and a machine to control external blood flow and to monitor certain vital signs of the patient. Hemodialysis patients are connected to a dialysis machine via a vascular access device. The dialysis process occurs across a semipermeable membrane that divides the dialyzer into two distinct chambers. While the blood is circulated through one chamber, a premixed dialysate solution is circulated through the other chamber. The toxins and excess fluid from the blood cross the membrane into the dialysate solution. A typical hemodialysis treatment lasts three to four hours and is administered three times per week. During the dialysis procedure, patients generally remain seated next to the hemodialysis machine, but are able to read, watch television (if available) or converse with other patients or clinic staff. Most clinics provide some flexibility in scheduling (such as evening and weekend hours) to minimize disruption to the patients' lives. In certain cases, hemodialysis may also be performed at home for patients who are medically suitable and have a willing and capable assistant. Home hemodialysis requires training for both the patient and the caregiver, and requires monitoring by a designated outpatient facility.

    PERITONEAL DIALYSIS. As of December 31, 1995, HCFA estimates that approximately 16% of all ESRD patients were receiving peritoneal dialysis in the home, under the supervision of an outpatient facility. There are several variations of peritoneal dialysis. The most common forms are continuous ambulatory peritoneal dialysis ("CAPD") and continuous cycling peritoneal dialysis ("CCPD"). All forms of peritoneal dialysis use the patient's peritoneal (abdominal) cavity to eliminate fluid and toxins from the patient's blood. CAPD utilizes a sterile, pharmaceutical grade dialysate solution, which is introduced into the patient's peritoneal cavity through a surgically implanted catheter. Toxins in the blood continuously cross the peritoneal membrane into the dialysate solution. After several hours, the patient must drain and replace the fluid. CCPD is performed in a manner similar to CAPD but utilizes a mechanical device to cycle the dialysate solution while the patient is sleeping. Peritoneal dialysis patients are closely monitored by the designated dialysis facility, either through periodic (at least monthly) visits to the facility or through visits to the patient's home by a dialysis facility nurse.

    PATIENT CARE PROFESSIONALS. ESRD patients are generally under the care of a nephrologist, who is typically supported by a team of dialysis professionals, including:

    NEPHROLOGISTS. Nephrology is a subspecialty within the specialty of internal medicine. Nephrologists specialize in the management of all forms of kidney-related ailments and the administration of related services. Nephrologists typically are the primary care physicians for ESRD patients. As specialists, nephrologists provide consultation services to other physicians' patients who suffer from kidney-related ailments. They also examine and treat pre-ESRD patients. Nephrologists serve as the primary gatekeepers of ESRD patients and, in consultation with their patients, play a significant role in determining which dialysis facilities and hospitals will be used by such patients. While managed care directs a small minority of these patients (estimated by HCFA at 3% in 1995), nephrologists direct the vast majority of patients.

    PATIENT CARE PERSONNEL. Patient care personnel include registered nurses and patient care technicians who work under the supervision of registered nurses. Patient care personnel administer the dialysis treatment in accordance with the nephrologists' prescriptions. Nurses also assess the patient's condition throughout treatment, administer all medication, provide psycho-social assessments, and educate patients regarding their treatment.

    DIETICIANS. Dialysis patients in general, and hemodialysis patients in particular, must follow a restricted diet. The effectiveness and the efficiency of each patient's dialysis treatment is influenced by the patient's compliance with these dietary restrictions. In addition, many dialysis patients receive a complex regimen of nutritional supplements to augment their diet. Dialysis facilities generally employ dieticians who are responsible for designing a patient's diet, educating and training the patient about the importance of the diet, and continually monitoring the patient's nutritional status and compliance with dietary guidelines.

    SOCIAL WORKERS. Federal regulations require that a social worker, having a masters degree in social work and a background in clinical practice, provide assessment and counseling to ESRD patients and their families. Social workers are also required to assist ESRD patients in obtaining transportation to and from the dialysis facility, financial support services from government and private sources when needed, insurance and dialysis services when traveling away from home.

BUSINESS STRATEGY

    The Company's goal is to continue expanding its geographic coverage and market penetration while maintaining high quality patient care and physician satisfaction with its services. Renex intends to enter new markets primarily through acquisitions and to penetrate existing markets primarily through DE NOVO development, same facility growth and the establishment of alliances with hospitals and managed care organizations.

BUSINESS DEVELOPMENT ACTIVITIES

     In December 1997, the Company acquired certain assets of Dialysis Services of Atlanta, Inc. ("DSA"). DSA provides approximately 3,000 hemodialysis and hemapheresis treatments annually to patients in hospitals located in the Metropolitan Atlanta area.

    As of December 31, 1997, the Company had three facilities under development located in Union, Missouri; Maplewood, Missouri; and Bloomfield, New Jersey. The Maplewood facility construction was completed in December 1997 and began servicing patients in March 1998, upon obtaining Medicare certification. The Union and Bloomfield facilities are under construction and are scheduled to open during the second quarter of 1998.

OPERATIONS

OUTPATIENT FACILITIES

    As of December 31, 1997, the Company operated 13 outpatient dialysis facilities, with a total of 213 certified dialysis stations. All of the facilities are operated through wholly-owned subsidiaries.

OPERATION OF FACILITIES

    The Company's dialysis facilities are designed specifically for outpatient hemodialysis and for the training of peritoneal dialysis and home hemodialysis patients. Each facility has between eight and 21 dialysis stations and many facilities are designed to accommodate additional stations as patient census increases. In addition, each facility generally contains a reception room, a patient preparation area, a nurse's station, a patient examination room, a patient training room, a water treatment room, a dialyzer reprocessing room, staff work areas, offices, a kitchen, a supply room, and a lounge. All of the Company's facilities contain state-of-the-art equipment and modern accommodations and are typically located near public transportation. The facilities are designed to provide a pleasant and comfortable environment for each patient and include such amenities as color television sets for each patient station, VCRs for patient education and entertainment, and portable telephones.

    Each facility is managed by a full time professional administrator with experience in the dialysis industry. Each administrator is supported by a director of nursing, nursing professionals, social workers, dieticians, technicians and clerical support staff. In accordance with Medicare regulations, each facility is supervised by a practicing physician, typically a nephrologist, who serves as medical director. The medical director is responsible for implementing the Company's policies and procedures to assure high quality patient care. The medical director's responsibilities also include patient education, recommendation of appropriate equipment, development of staff training programs and community relations.

    The Company also offers peritoneal dialysis, both CAPD and CCPD, at all of its facilities. Such services consist of patient training, the provision of equipment and supplies, patient monitoring and follow-up assistance to patients who prefer and are able to receive this form of dialysis. Patients and their families or other caregivers are trained over a two week period by a registered nurse to perform peritoneal dialysis.

STAFF-ASSISTED HOME HEMODIALYSIS SERVICES

    In addition to the Company's outpatient dialysis facilities, the Company provides staff-assisted home hemodialysis services in St. Louis, Missouri and Tampa, Florida. In these programs, the Company provides dialysis equipment, supplies and a qualified nurse or technician to administer the hemodialysis treatments in the patient's home. Such treatments are performed three times per week on a schedule convenient to the patient.

INPATIENT DIALYSIS SERVICES

    The Company provides inpatient dialysis services to 12 hospitals pursuant to contracts negotiated with the hospitals for treatments which are paid directly by the hospitals. Such hospitals are located in Mississippi, Massachusetts, Pennsylvania, Illinois and Georgia. In most instances, the Company provides the dialysis equipment and supplies to the hospital and administers the dialysis treatment when requested. Examples of cases in which inpatient services are required include patients with acute kidney failure resulting from trauma or other causes, newly diagnosed but clinically unstable ESRD patients and ESRD patients who require hospitalization. In Georgia, the Company also provides hemapheresis treatments.

ANCILLARY SERVICES

    The Company provides a full range of ancillary services to ESRD patients, the most prominent of which is the physician prescribed administration of bioengineered erythropoietin ("EPO"). EPO is a substitute for the natural protein, erythropoietin, which is secreted by the kidneys and stimulates the production and development of red blood cells. Low levels of erythropoietin in a patient's blood often result in anemia. EPO is useful in the treatment of anemia associated with ESRD and reduces the need for blood transfusions. Substantially all ESRD patients receive EPO in dosages varying with a patient's weight and blood count. Overall, the Company derived approximately one-third of its net revenues for the years ended December 31, 1995, 1996 and 1997 from the provision of ancillary services. The majority of such net revenues were from the administration of EPO. EPO is produced by only one manufacturer. Although the Company has not experienced any difficulty in obtaining supplies of EPO, there can be no assurance that the Company will be able to obtain sufficient supplies at reasonable prices, or at all.

    Other ancillary services that the Company provides to its ESRD patients include electrocardiograms, bone densitometry studies, nerve conduction studies, chest x-rays, blood transfusions and the administration of pharmaceutical products specific to ESRD, such as iron dextran (an intravenous iron supplement), calcitriol (an intravenous calcium supplement) and intradialytic parenteral nutrition ("IDPN"). Effective July 1, 1997, routine coverage by Medicare for electrocardiograms, bone densitometry studies, nerve conduction studies and chest x-rays was eliminated. Medicare continues to pay for these tests only when there is documentation of medical necessity. These specific ancillary services represented approximately 2% of the Company's net revenues for each of the years ended December 31, 1995, 1996 and 1997. The Company does not anticipate a significant reduction in these net revenues as a result of the change requiring medical necessity documentation.

MEDICAL DIRECTORS

    Medicare regulations mandate that, in order to receive reimbursement under the Medicare ESRD program, the dialysis facility must be "under the general supervision of a Director who is a physician." Generally, the medical director must be certified or board eligible in internal medicine, with at least twelve months of training or experience in the care of ESRD patients at dialysis facilities. Some facilities may also have associate medical directors.

    Medical directors and associate medical directors enter into written agreements with the Company which specify their duties and establish their compensation. Compensation is fixed for periods of one year or more, is separately negotiated for each facility, and generally depends upon competitive factors in the local market and the medical director's professional qualifications and responsibilities. Agreements between the Company and its medical directors have a minimum term of five years and may extend for as much as ten years. Under these agreements, the Company pays its medical directors a base monthly compensation. Medical director agreements, to the extent permitted by law, restrict the medical director from acting as a medical director, owner or equity holder in competing dialysis facilities within a specific geographic area, but do not prohibit the physician from providing direct patient care services at other locations and do not require, or otherwise compensate the physician for referrals of patients to the facility.

    In connection with acquisitions, the Company generally requires non-competition agreements from the sellers, whether physicians or otherwise. Such non-competition agreements prohibit such sellers from owning, operating, maintaining or otherwise participating in competing facilities within specific geographic areas, and extend for periods of two to ten years.

QUALITY ASSURANCE/CONTINUOUS QUALITY IMPROVEMENT

    Renex has established a system-wide quality assurance process, which includes its Continuous Quality Improvement ("CQI") program, to ensure that a high standard of care is provided to all of the Company's patients. The CQI program is modeled after the Joint Commission on Accreditation of Healthcare Organization's ten step process. The CQI program is implemented at the facility level by the medical director, clinic administrator and director of nursing. This process involves the continuous collection and analysis of patient care data to identify areas for improvement and to monitor progress of previously implemented measures. Each facility regularly audits its quality of care and equipment to ensure that all aspects of patient care meet the standards set by the Company's corporate office. The Company manages the CQI program at the corporate level through the compilation and analysis of all facilities' statistical data. These data are used to compare the Company's overall performance and each facility's specific performance to the national core indicators established for the dialysis industry by HCFA and the regional ESRD networks. Results of these comparisons are used to effect Company-wide improvements.

    Additional quality assurance support is provided by the Company's corporate office through a quality assurance department. The department develops, monitors and audits the quality standards of each dialysis facility on an ongoing basis through reporting mechanisms and site inspections to ensure the facilities meet the regulations of HCFA and the Occupational Safety and Health Administration.

SOURCES OF REIMBURSEMENT

    The following table provides information regarding the percentage of net revenues received by the Company by source:

                                                          YEARS ENDED
                                                         DECEMBER 31,
                                                ----------------------------
                                                   1995       1996       1997
                                                ---------  --------- --------
          Medicare/Medicaid..............           58.5%      67.2%     74.3%
          Private/Managed Care Payors....           41.5       30.9      23.3
          Hospital Inpatient Dialysis
            Services.....................             --        1.9       2.4
                                                --------   --------  --------
                   Total.................          100.0%     100.0%    100.0%
                                                ========   ========  ========

    The Company obtains a substantial portion of its reimbursement under a prospective Medicare reimbursement system for dialysis services provided to ESRD patients. The Social Security Act ("SSA") provides Medicare coverage for individuals who are medically determined to have ESRD. ESRD is currently defined in federal regulations as that stage of kidney impairment that appears irreversible and permanent and requires a regular course of dialysis or kidney transplantation to maintain life. Once an individual is medically determined to have ESRD, the SSA specifies that one of two conditions must be met before entitlement begins: (i) a regular course of dialysis must begin; or (ii) a kidney transplant must be performed. The SSA provides that entitlement begins 90 days after the month in which a regular course of dialysis is initiated.

    Under the Medicare ESRD program, reimbursement rates per treatment are fixed in advance and have been adjusted from time to time by the U.S. Congress. Payment for dialysis services is based on a prospective system which was implemented by HCFA in 1972. Providers are paid a base reimbursement rate per dialysis treatment (the "Composite Rate"). The Composite Rate constitutes payment for all routinely provided supplies, drugs, tests and services incident to dialysis. Other dialysis related ancillary services, including certain drugs such as EPO, blood transfusions and certain tests ordered by physicians, are separately reimbursed in accordance with Medicare's reimbursement policies. Although this form of reimbursement limits the allowable charge per treatment, it provides the Company with predictable and recurring per treatment net revenue. Medicare, through its carriers, pays 80% of the amounts set by the Medicare prospective reimbursement system. The remaining 20% is paid by Medicaid, secondary private insurance coverage, if any, and/or the patient.

    From time to time, the U.S. Congress adjusts the applicable Composite Rate and fees based upon a review of several factors, including provider cost data from prior years. Prior to 1983, the average Composite Rate was established at $138 per treatment. In 1983, the average Composite Rate was reduced to $127 per treatment for free-standing outpatient dialysis facilities. In 1986, the average Composite Rate was further reduced to $125 per treatment. In January 1991, the average composite rate was increased to $126, the current level. The Composite Rate varies from region to region based on regional wage variations.

    The Composite Rate has been the subject of a number of reports and studies. In April 1991, the Institute of Medicine, an organization chartered by the National Academy of Sciences and an advisor to the federal government, released a report recommending that the Composite Rate be adjusted for the effects of inflation. In March 1996, after conducting a study on dialysis costs and reimbursement at the request of the U.S. Congress, the Prospective Payment Assessment Commission recommended a 2% increase be made in the Composite Rate. The U.S. Congress is not required to implement either of these recommendations and can either raise or lower the reimbursement rate. The Company is unable to predict what, if any, future changes may occur in the Composite Rate. Any reductions in the Composite Rate could have a material adverse effect on the Company's business, financial condition and results of operations.

    One ancillary item that provides the Company with significant net revenues is the provision of EPO. In June 1989, Medicare started reimbursement for EPO at the rate of $40 per dosage up to 10,000 units and $70 for dosages in excess of 10,000 units. In January 1991, Medicare reimbursement rates were changed to $11 per 1,000 units with no maximum and later reduced to $10 per 1,000 units in 1993. Currently, the administration of EPO is reimbursed only for patients whose average hematocrit levels over a 90 day period are 36.5% or less, which include the vast majority of dialysis patients. Hematocrit is the measurement of the concentration of oxygen-carrying red blood cells in a patient's bloodstream. The EPO Medicare reimbursement rate may be adjusted annually to reflect cost of living changes. The Company cannot predict future changes in the reimbursement rate for the administration of EPO, the future reimbursement dosage limit per administration, or the cost of the drug. Any reductions in reimbursement, dosage limitations, or increases in the cost of the drug could have a material adverse effect on the Company's business, financial condition and results of operations. Based on a recommendation by the Office of the Inspector General of the United States Department of Health ("OIG") to

HCFA, the Medicare reimbursement rate is expected to be reduced by 10% by the beginning of 1999. Effective January 1, 1998, the reimbursement rates for drugs other than EPO have been reduced by approximately 5%.

    In March 1996, HCFA published a request for proposals ("RFP"), requesting bids from managed care companies to participate in a three year test program for the comprehensive treatment of ESRD patients, including dialysis, kidney transplantation, physician and hospital services. Currently, managed care companies are only permitted to arrange for the dialysis treatment of existing members of their programs who develop ESRD subsequent to their enrollment in the managed care plan. HCFA selected four managed care companies which were allowed to recruit ESRD patients beginning in mid-1997 in a test program. One managed care company subsequently withdrew from the test program and will not be replaced. The results of the test program will determine whether HCFA will open up the market to additional managed care companies. The RFP includes a proposed capitation payment scale for ESRD patients. HCFA is also requiring that the managed care companies offer certain extra services including rehabilitation counseling, free transportation to physicians' offices and discounted prescription drugs to all ESRD patients. The Company is unable to predict whether the HCFA test program will be successful and result in large numbers of ESRD patients enrolling in managed care programs, or the impact, if any, of such enrollment on the Company's operations. The widespread introduction of managed care to the dialysis industry could result in a change of the reimbursement rates for the Company's services, which could have a material effect on the Company's business, financial condition and results of operations.

    MEDICARE ELIGIBILITY. Medicare laws provide that any individual, regardless of age, who has no primary insurance coverage from a private insurance company or managed care organization and is diagnosed as having ESRD is automatically covered under Medicare if he or she is Medicare eligible and applies for coverage. Coverage varies depending upon the age of the patient and the status of other insurance coverage. For ESRD patients over age 65, who are not covered by an employer group health insurance plan, Medicare coverage commences immediately. For ESRD patients over age 65 who are covered by an employer group health plan, Medicare coverage begins after a 30 month coordination of benefits period.

    For ESRD patients under age 65 who are not covered by an employer group health insurance plan, Medicare coverage begins 90 days following the month in which the patient begins dialysis. During the first 90 days, Medicaid (if the patient is eligible), private insurance, or the patient is responsible for payment for dialysis services. If an ESRD patient who is not covered by an employer group health plan begins home dialysis training during the first 90 days of dialysis, Medicare immediately becomes the primary payor.

    Effective August 5, 1997, as part of the Balanced Budget Act of 1997, ESRD patients under age 65 who are covered by an employer group health insurance plan must wait 33 months (consisting of the three months' entitlement waiting period described above and an additional 30 months coordination of benefits period) before Medicare becomes the primary payor. During the 33 month period, the employer group health plan is responsible for paying primary benefits at its negotiated rate or, in the absence of such a rate, at the Company's usual and customary charges. Following such 33 month period, Medicare becomes the primary coverage and the group insurance becomes secondary. If an ESRD patient who is covered by an employer group health plan elects home dialysis training during the first 90 days of dialysis, Medicare becomes the primary payor after 30 months.

    MEDICAID REIMBURSEMENT. Medicaid programs are state administered programs partially funded by the federal government. These programs are intended to provide coverage for patients whose income and assets fall below state defined levels and who are otherwise uninsured. In certain states, Medicaid serves as the primary payor for patients who are not eligible for Medicare benefits. The programs also serve as supplemental insurance programs for the Medicare co-insurance portion and provide coverage for certain services that are not covered by Medicare. State regulations generally follow Medicare reimbursement levels and coverages without any co-insurance requirements. Certain states, however, require beneficiaries to pay a monthly share of the cost based upon levels of income or assets. The Company is a licensed ESRD Medicaid provider in all states in which it does business.

    PRIVATE PAYOR REIMBURSEMENT/ACUTE CARE CONTRACTS. The Company receives reimbursement from private payors for ESRD treatments and ancillary services prior to Medicare becoming the primary payor, at rates which can be significantly higher than the per treatment rate set by Medicare. After Medicare becomes a patient's primary payor, private payors become secondary payors and generally reimburse the Company for the 20% of the Medicare allowable rate not paid by Medicare. The Company has also negotiated non-exclusive managed care contracts in certain markets with certain payors at rates which range from the Medicare composite rate to significantly higher amounts. The Company also receives payments for the provision of dialysis services from several hospitals under acute care contracts at rates significantly higher than the Medicare composite rate.

GOVERNMENT REGULATION

   GENERAL

    The Company's operations are subject to extensive government regulation at the federal, state and local levels. These government regulations require, among other things, that the Company meet various standards governing the construction and management of facilities, personnel, maintenance of proper records, equipment and quality assurance programs. In order to receive Medicare reimbursement, dialysis facilities must be certified by HCFA and are subject to periodic inspection to assure compliance with applicable regulations. HCFA's approval is also required for the addition of dialysis stations at existing facilities. All of the Company's facilities are certified by HCFA.

    All states have specific regulations governing dialysis services. These regulations vary from state to state and many include approval of owners and construction plans, licensure of facilities, inspections or certificates of need ("CON"). Except for its facilities located in Mississippi and Missouri, the Company does not presently operate in any state which has an applicable CON law. However, the Company may in the future acquire or develop facilities in such states. In such event, the Company would apply for approval through the applicable CON process and comply with all applicable licensing requirements.

    Any loss by the Company of its federal certifications, its authorization to participate in the Medicare or Medicaid programs or its licenses under the laws of any state or other governmental authority from which a substantial portion of its net revenues is derived or a change reducing dialysis reimbursement or reducing or eliminating coverage for dialysis services would have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that the health care services industry will continue to be subject to intense regulation at the federal, state and local levels, the scope and effect of which cannot be predicted. No assurance can be given that the activities of the Company will not be reviewed and challenged by government regulators or that health care reform or budget initiatives will not result in a material adverse change to the Company.

  FRAUD AND ABUSE

    ANTI-KICKBACK STATUTE. The Company's operations are subject to the illegal remuneration provisions of the federal SSA governing federally funded health care programs, including Medicare and Medicaid, and similar state laws that impose criminal penalties and civil sanctions on persons who knowingly and willfully solicit, offer, receive or pay any remuneration, whether directly or indirectly, in return for, or to induce, the referral of a patient for treatment, or, among other things, the ordering, purchasing, or leasing of items or services that may be paid for in whole or in part by Medicare, Medicaid or similar state programs. Violations of the federal anti-kickback statute are punishable by criminal penalties, including imprisonment, fines, freezing of assets, asset forfeiture and exclusion of the provider from future participation in the Medicare or Medicaid programs. Civil penalties for violations of the federal anti-kickback statute include assessments of $10,000 per improper claim for payment, plus three times the amount of such claim and suspension from future participation in the Medicare or Medicaid programs. Civil suspension from participation in Medicare or Medicaid for anti-kickback violations also can be imposed through an administrative process, without the imposition of civil monetary penalties. Some state statutes also include criminal penalties.

    To provide guidance regarding the federal anti-kickback statute, the OIG has published regulations that create exceptions or "safe harbors" for certain business transactions. The safe harbors are narrowly drafted and many lawful transactions fall outside their scope. However, transactions that satisfy the criteria under applicable safe harbors will be deemed not to violate the federal anti-kickback statute. Transactions that do not satisfy all elements of a relevant safe harbor do not necessarily violate the statute, although such transactions may be subject to scrutiny by enforcement agencies.

    Since the federal anti-kickback statute has been broadly interpreted by the government and through court decisions, it could limit the manner in which the Company conducts its business. The Company seeks to structure its various business arrangements, including its relationship with physicians, to comply with the federal provisions. However, there can be no assurance that the Company's arrangements with physicians and other business arrangements comply in all material respects with the federal anti-kickback statute and all other applicable related laws and regulations. Because of the broad provisions of the federal anti-kickback statute, the OIG or another governmental agencies may require the Company to change its practices causing a material adverse effect on its business, financial condition and results of operations.

    LEASES WITH PHYSICIANS. Certain of the Company's dialysis facilities are leased from entities in which physicians who refer patients to the Company hold interests. Because of the referral of patients by these physicians, the federal anti-kickback statute may apply. HHS has promulgated a safe harbor relevant to such arrangements relating to space rental. However, there can be no assurance that the Company's leases satisfy the space rental safe harbor.

    MEDICAL DIRECTOR RELATIONSHIPS. Because the Company's medical directors refer patients to the Company's facilities, the federal anti-kickback statute could apply to such referrals. The Company seeks to comply with the requirements of the federal anti-kickback statute, or if applicable, the personal services or employment safe harbor provisions, when entering into agreements or contracts with its medical directors and other physicians. However, there can be no assurance that the Company's contractual arrangements with its medical directors are in compliance with the federal anti-kickback statute.

    ACUTE DIALYSIS SERVICES. Under the Company's acute inpatient dialysis service arrangements, the Company agrees to provide a hospital with supervised emergency or acute dialysis services, including qualified nursing, technical personnel and services, and, in most cases, equipment. Because physicians under contract with the Company may refer patients to hospitals with which the Company has an acute dialysis service arrangement, the federal anti-kickback statute could apply. There can be no assurance that the Company's contractual arrangements with hospitals for acute inpatient dialysis services are in compliance with the federal anti-kickback statute.

    CERTAIN RELATIONSHIPS WITH LABORATORIES AND IDPN SUPPLIERS. The Company enters into arrangements with laboratories for purposes of obtaining blood tests and laboratory services for its patients. Such services include tests currently reimbursed under the Composite Rate, as well as tests reimbursed separately from the Composite Rate. In October 1994, the OIG published a Special Fraud Alert which stated that the federal anti-kickback statute could be violated when a dialysis facility obtains discounts from a laboratory for tests encompassed within the Composite Rate in return for referring all or most of the dialysis facility's tests not included in the composite rate to the laboratory. In addition, the Company has arrangements with suppliers of IDPN. In May 1993, the OIG issued a report indicating its belief that many ESRD patients receive IDPN although they do not meet Medicare coverage guidelines for the treatment. Furthermore, in July 1993, the OIG issued a Management Advisory Report indicating that "administration fees" paid by IDPN suppliers to dialysis facilities for administering IDPN to patients during dialysis could violate the federal anti-kickback statute when the payments made to the dialysis facilities are unreasonably high.

    There can be no assurance that the Company's current arrangements with laboratories, IDPN suppliers, and other persons or entities who either refer patients to the Company or from whom the Company purchases items or services are in material compliance with the federal anti-kickback statute or that the Company's future arrangements will not be challenged, required to be changed, or result in sanctions. Furthermore, there can be no assurance that the Company will not be challenged or subject to sanctions for any of its past arrangements. Any such challenge or change, including any related sanctions which might be assessed, could have a material adverse effect on the Company's business, financial condition and results of operations.

    STARK LAW. Stark II restricts physician referrals for certain "designated health services" to entities with which a physician or an immediate family member has a "financial relationship." The entity is prohibited from claiming payment under the Medicare or Medicaid programs for services rendered pursuant to a prohibited referral and is liable for the refund of amounts received pursuant to prohibited claims. The entity also can incur civil penalties of up to $15,000 per improper claim and can be excluded from participation in the Medicare or Medicaid programs. Stark II provisions became effective on January 1, 1995. Comparable provisions applicable to clinical laboratory services ("Stark I") became effective in 1992.

    A "financial relationship" under the Stark provisions is defined as an ownership or investment interest in, or a compensation arrangement between, the physician (or an immediate family member) and the entity. The Company has entered into compensation agreements with its medical directors or their respective professional associations, and in one case a medical director is a general partner of a partnership which leases real property to the Company. Certain medical directors also own shares of the Company's Common Stock, and/or options to purchase shares of Common Stock. Accordingly, such medical directors have a "financial relationship" with the Company which may be applicable to the Stark provisions.

    For purposes of Stark II, "designated health services" include, among other things: clinical laboratory services; parenteral and enteral nutrients, equipment and supplies, including IDPN; prosthetics, orthotics and prosthetic devices and supplies; physical and occupational therapy services; outpatient prescription drugs; durable medical equipment, and inpatient and outpatient hospital services. Kidney dialysis is not a designated health service under Stark II. However, the definition of "designated health services" includes items and services that are components of dialysis or that may be provided to a patient in connection with dialysis, if such items and services were considered separately rather than collectively as dialysis. The Stark I regulations provide an exception for certain clinical laboratory services reimbursed under the Medicare composite rate for dialysis. HHS recently promulgated regulations clarifying that ancillary services administered in conjunction with dialysis treatments which are not included in the Composite Rate, such as EPO, non-routine parenteral items and non-routine laboratory services, are considered part of the dialysis treatment.

    Stark II contains exceptions for ownership or compensation arrangements that meet certain specific criteria set forth in the statute or in forthcoming regulations. With respect to ownership, certain qualifying in-office physician or ancillary services provided by or under the supervision of physicians in a single group practice are exempt from both ownership and compensation arrangement restrictions. With respect to compensation arrangements, exceptions are available for certain qualifying arrangements in the following areas: (i) bona fide employment relationships; (ii) personal services contracts; (iii) space and equipment leasing arrangements; (iv) certain group practice arrangements with a hospital that were in existence prior to December 1989; and
(v) purchases by physicians of laboratory services, or of other items and services at fair market value. In order to be exempt from the Stark II self-referral prohibition, it is necessary to meet all of the criteria of a particular exception for each financial relationship existing between an entity and a referring physician. Although the Company does not believe Stark II applies to its operations, the Company believes that several of its financial relationships with referring physicians meet the criteria for an exception. For example, the Company believes, based on the language of Stark II, that its agreements with its medical directors or their professional associations satisfy the exceptions for compensation pursuant to employment relationships, personal services contracts or space leasing arrangements.

    With respect to physician ownership/investments in the Company, Stark II includes an exception for a physician's ownership or investment interest in securities listed on an exchange or quoted on the Nasdaq Stock Market which, in either case, meet certain criteria. Such criteria include a requirement that the issuer of such securities have at least $75 million in stockholder equity at the end of the issuer's most recent fiscal year or on average during the previous three fiscal years. The Company is not currently eligible to rely on this exception. There can be no assurance that if Stark II is ultimately interpreted to apply to the Company's operations, the Company will be able to bring its financial relationships with referring physicians into compliance with the provisions of Stark II, including relevant exceptions. If the Company cannot achieve such compliance and Stark II is broadly interpreted by HCFA to apply to the Company, such application of Stark II could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that the Company will not be challenged or subjected to sanctions for any of its past arrangements, including repayment of amounts made pursuant to a prohibited referral. Any such challenge, including any related sanctions which might be assessed, may cause a change in the Company's operations and could have a material adverse effect on the Company's business, financial condition and results of operations.

    Because physicians under contract with the Company may refer patients to hospitals with which the Company has an acute inpatient dialysis service arrangement, Stark II may be interpreted by the federal government to apply to the Company's acute dialysis arrangements with hospitals. However, Stark II contains exceptions for certain equipment rental and personal services arrangements. There can be no assurance that the Company's contractual arrangements with hospitals for acute inpatient dialysis services are in compliance with the requirements of such exceptions to Stark II.

    STATE REFERRAL REGULATIONS. Several states have enacted statutes prohibiting physicians from holding financial interests in various types of medical facilities to which they refer patients. The Company believes, based on its understanding of such state laws, that its arrangements with physicians are in material compliance with such laws. However, given the recent enactment of such state laws, there is an absence of definitive interpretative guidance in many areas and there can be no assurance that one or more of the practices of the Company might not be subject to challenge under such state laws. If one or more of such state laws are interpreted to apply to the Company and the Company is determined to be liable for violations of such state laws, the application of such state laws could have a material adverse effect on the Company's business, financial condition and results of operations.

    THE HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996 AND THE BALANCED BUDGET ACT OF 1997. In August 1996, President Clinton signed the Health Insurance Portability and Accountability Act ("HIPAA") which requires, among other things, that the Secretary of HHS issue advisory opinions regarding what constitutes a violation under the federal anti-kickback statute and whether an arrangement satisfies a statutory exception or regulatory safe harbor to the federal anti-kickback statute. Prior to HIPAA's enactment, advisory opinions regarding the federal anti-kickback statute could not be obtained from the OIG. The OIG recently issued regulations regarding the procedures for obtaining advisory opinions. The Company has not sought any advisory opinions from the OIG to date.

    The recently enacted Balanced Budget Act of 1997 also includes numerous health fraud provisions, including: (i) new Medicare and Medicaid exclusion authority for the transfer of ownership or control interest in an entity to an immediate family or household member in anticipation of, or following, a conviction, assessment, or exclusion; (ii) increased mandatory exclusion periods for multiple health fraud convictions, including permanent exclusion for those convicted of three health care-related crimes; (iii) authority for the

Secretary of HHS to refuse to enter into Medicare agreements with convicted felons; (iv) new civil money penalties for contracting with an excluded provider or violating the Medicare and Medicaid anti-kickback statute; (v) new surety bond and information disclosure requirements for certain providers and suppliers; and (vi) an expansion of the mandatory and permissive exclusions added by HIPAA to any federal health care program (other than the Federal Employees Health Benefits Program).

    FALSE CLAIMS. The Company is also subject to federal and state laws prohibiting an individual or entity from knowingly and willfully presenting claims for payment by Medicare, Medicaid or other third party payors that contain false or fraudulent information. These laws provide for both criminal and civil penalties. Furthermore, providers found to have submitted claims which they knew or should have known were false, fraudulent, or for items or services that were not provided as claimed, may be excluded from Medicare and Medicaid participation, required to repay previously collected amounts, and/or subject to substantial civil monetary penalties. In addition, the OIG has taken the position that violations of the anti-kickback statute and the Stark law constitute false claims. Although dialysis facilities are generally reimbursed by Medicare based upon prospectively determined composite rates, the submission of Medicare cost reports and other requests for payment by dialysis facilities are covered by these laws. The Company believes that it has procedures to ensure the accurate completion of cost reports and other requests for payment. However, there can be no assurance that cost reports or other requests for payment filed by the Company's dialysis facilities will be materially accurate or will not be subject to challenge under these laws. Such challenge, if successful, could have a material adverse effect on the Company's business, financial condition and results of operations.

    HEALTH CARE LEGISLATION. Because the Medicare program represents a substantial portion of the federal budget, Congress takes action in almost every legislative session to modify the Medicare program for the purpose of reducing the amounts otherwise payable by the program to health care providers in order to achieve deficit reduction targets, or to establish new quality standards, among other reasons. In that regard, the Conference Report to the Balanced Budget Act of 1997 requires the Secretary of HHS to audit cost reports for each renal dialysis provider at least once every three years, beginning with costs reports for 1996, and requires the Secretary to develop, not later than January 1, 1999, a method to measure and report quality of Medicare renal dialysis services. The method must be implemented by January 1, 2000. Legislation or regulations may be enacted in the future that may significantly modify the Medicare ESRD program or substantially reduce the amount paid for the Company's services. Furthermore, statutes or regulations may be enacted which impose additional requirements on the Company to maintain eligibility to participate in the federal and state payment programs. It is unknown whether such new legislation or regulations would have a material adverse effect on the Company's business, financial condition and results of operations.

    OTHER REGULATIONS. The Company's operations are subject to various state medical waste disposal laws. In addition, regulations under the Occupational Safety and Health Act ("OSHA") attempt to limit occupational exposure to blood and other potentially infectious materials. These regulations apply to all industries in which employees could reasonably be expected to come in contact with blood pathogens, including dialysis facilities. The regulations require employers to provide Hepatitis B vaccinations and personal protective equipment. Employers must establish policies and procedures for infection control, hazardous waste disposal techniques and other matters to minimize risk of contamination. Employers also have specific record maintenance requirements. The Company believes it is in compliance with the OSHA regulations.

    The Company believes that the health care services industry will continue to be subject to substantial regulation at the federal and state levels, the scope and effect of which cannot be predicted by the Company. Any loss by the Company of its various federal certifications, its authorization to participate in the Medicare and Medicaid programs or its licenses under the laws of any state or other governmental authority from which a substantial portion of its net revenues is derived would have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

    The dialysis industry is fragmented and highly competitive, particularly with respect to the acquisition of existing dialysis facilities. Competition for qualified nephrologists to act as medical directors is also intense. According to HCFA, as of December 31, 1995, there were in excess of 2,800 dialysis facilities in the United States. According to industry estimates, as of May 31, 1997, 52% of all ESRD patients were treated by the six largest outpatient dialysis providers. The largest multi-facility provider is Fresenius Medical Care AG. Other large publicly owned dialysis companies include Gambro Health Care Patient Services, Inc. (a subsidiary of Incentive AB), Renal Treatment Centers, Inc., Total Renal Care Holdings, Inc. and Renal Care Group, Inc. Renal Treatment Centers, Inc. recently entered into an agreement to merge with Total Renal Care Holdings, Inc. Many of the Company's competitors have substantially greater financial resources than the Company and may compete with the Company for acquisitions, development and/or management of dialysis facilities. The Company may also experience competition from facilities established by former medical directors or other referring physicians. In addition, there are also a number of health care providers that have substantially greater financial resources than the Company who may decide to enter the dialysis industry. The Company believes that competition for acquisitions increases the cost of acquiring dialysis facilities and there can be no assurance that the Company will be able to compete effectively with such competitors either for acquisitions or generally.

    The Company believes that other important competitive factors in the dialysis industry are the development of relationships with physicians, quality of patient care, location and convenience of facilities.

INSURANCE

    The Company maintains property and general liability insurance, professional liability insurance on its professional staff and other insurance appropriate for its operations. The Company believes that its current levels of such insurance are adequate in amounts and coverage. However, there can be no assurance that any future claims will not exceed applicable insurance coverage. Furthermore, no assurance can be given that malpractice and other liability insurance will be available in the future at a reasonable cost, or that the Company will be able to maintain adequate levels of malpractice insurance coverage in the future. Each medical director and each other physician with staff privileges at the Company's facilities is required to maintain his or her own malpractice insurance for patient care activities at the facilities.

EMPLOYEES

    As of December 31, 1997, the Company had 192 full-time and 43 part-time employees in its dialysis operations and an additional 25 full-time and two part-time employees in its corporate office. The Company's employees are not represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

    The Company maintains its principal executive offices in Coral Gables, Florida and also maintains an office in Marietta, Georgia for its acute dialysis services division. The Company owns and operates 13 dialysis centers in 7 states, all of which are located in leased facilities. The Company's facilities generally occupy between 4,000 and 10,000 square feet of leased space, with lease terms of five to ten years, typically renewable for at least five years. The Company considers its properties to be in good operating condition and suitable for the purposes for which they are being used. The following are the locations of such facilities:

          LOCATION OF FACILITY    DATE OF OPENING/ACQUISITION
          --------------------    ---------------------------
          University City, MO     March 1994
          Pittsburgh, PA          May 1994
          Tampa, FL               August 1994
          Creve Coeur, MO         November 1994
          Amesbury, MA            May 1995
          Philadelphia, PA        August 1995
          Bridgeton, MO           August 1995
          Jackson, MS             December 1995
          Delta, LA               December 1995
          Port Gibson, MS         December 1995
          Orange, NJ              November 1996
          Woodbury, NJ            December 1996
          North Andover, MA       September 1997

    Expansion or relocation of the Company's dialysis facilities are subject to compliance with conditions relating to participation in the Medicare ESRD program and certain states' health department requirements. In states that require a CON, approval of an application submitted by the Company would be necessary for expansion or development of a new dialysis facility.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is subject to claims and suits in the ordinary course of business, including those arising from patient treatments, which the Company believes are covered by insurance. The Company is not involved in any material litigation and is not aware of any potential claims which would give rise to material liability.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company `s Common Stock has been traded on the Nasdaq National Market System ("NASDAQ/NMS") under the symbol "RENX" since October 8, 1997 when the Company completed its initial public offering.

         The following tables sets forth for the periods indicated, the range of high and low closing prices for the Company's Common Stock on the Nasdaq National Market System.

FISCAL YEAR ENDED DECEMBER 31, 1997                                          HIGH                LOW
-----------------------------------                                          ----                ---
Fourth Quarter (October 8, 1997 to December 31, 1997).............           $8.25             $4.875

         The closing sales price of the Company's Common Stock on March 25, 1998 was $6.75 as reported on NASDAQ/NMS.

HOLDERS

         As of March 25, 1998, the approximate number of record stockholders was 260.

DIVIDEND POLICY

         The Company has not paid any dividends on its Common Stock since inception. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore does not anticipate that any cash dividends will be paid on the Common Stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements, restrictions under any existing indebtedness and such other factors as the Board of Directors deems relevant.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

    The following selected consolidated financial and operating data of the Company are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                     PERIOD FROM
                                                    JULY 7, 1993
                                                     (INCEPTION)
                                                          TO                   YEARS ENDED DECEMBER 31,
                                                     DECEMBER 31,   -------------------------------------------------
                                                         1993          1994        1995         1996         1997
                                                     ------------- -----------  -----------  -----------  -----------
                                                             (IN THOUSANDS, EXCEPT SHARE AND OPERATING DATA)

         STATEMENT OF OPERATIONS DATA:
           Net revenues...........................   $         --  $     2,746  $     8,794  $    18,569  $    26,073
           Operating expenses:
             Facilities...........................             --        2,405        6,809       14,625       20,182
             General and administrative...........            355        1,025        1,682        2,681        2,991
             Provision for doubtful accounts......             --           93          495        1,293          962
             Depreciation and amortization........              2          126          509        1,642        1,635
                                                       ----------  -----------  -----------  -----------  -----------
               Operating income (loss)............           (357)        (903)        (701)      (1,672)         303

           Other income (expenses):
             Gain (loss) on sale of assets........             --           --           --          364          (27)
             Net interest income (expense)........             35           61         (360)        (915)        (771)
             Amortization of deferred financing
               costs..............................             --           --         (126)        (226)        (162)
                                                       ----------  -----------  -----------  -----------  ------------
         Loss before extraordinary item...........           (322)        (842)      (1,187)      (2,449)        (657)
         Extraordinary charge for early retirement
           of debt................................             --           --           --           --       (1,441)
                                                     ------------  -----------  -----------  -----------  ------------
             Net loss.............................   $       (322) $      (842) $    (1,187) $    (2,449) $    (2,098)
                                                     ============= ============ ============ ============ ============
         BASIC EARNINGS PER SHARE
           Loss per share before extraordinary item  $     (0.23)  $     (0.48) $     (0.61) $     (0.84) $     (0.14)
           Extraordinary charge for early
             retirement of debt...................            --            --           --           --        (0.31)
                                                     -----------   -----------  -----------  -----------  -----------
           Net loss...............................   $     (0.23)  $     (0.48) $     (0.61) $     (0.84) $     (0.45)
                                                     ===========   ===========  ===========  ===========  ===========
           Weighted average shares outstanding....     1,377,401     1,741,450    1,944,759    2,930,540    4,672,707
                                                     ===========   ===========  ===========  ===========  ===========
         DILUTED EARNINGS PER SHARE
           Loss per share before extraordinary item  $     (0.23)  $     (0.48) $     (0.61) $     (0.84) $     (0.14)
           Extraordinary charge for early
             retirement of debt...................            --            --           --           --        (0.31)
                                                     -----------   -----------  -----------  -----------  -----------

           Net loss...............................   $     (0.23)  $     (0.48) $     (0.61) $     (0.84) $     (0.45)
                                                     ===========   ===========  ===========  ===========  ===========
           Weighted average shares outstanding....     1,377,401     1,741,450    1,944,759    2,930,540    4,672,707
                                                     ===========   ===========  ===========  ===========  ===========
         OPERATING DATA:
           Patients (at period end)...............             --          142          319          691          870
           Treatments.............................             --       10,260       33,702       77,919      115,689
           Number of facilities (at period end)...             --            4            7           12           13


                                                                 DECEMBER 31,
                                             ------------------------------------------------------
                                               1993      1994      1995       1996        1997
                                               ----      ----      ----       ----        ----
                                                                (IN THOUSANDS)
                   BALANCE SHEET DATA:
                     Current assets........   $ 3,543   $ 2,527   $  5,234   $  6,059  $   21,116
                     Working capital.......     3,503     2,136      3,051      2,389      15,638
                     Total assets..........     3,642     4,020     11,815     15,161      30,680
                     Total debt............        --       220      6,375      7,743       1,954
                     Total shareholders'
                       equity..............     3,603     3,482      4,164      4,317      23,690

----------

(1) See Note 1 of Notes to Consolidated Financial Statements for information concerning the computation of net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Renex, which was established in July 1993 and operates through its wholly-owned subsidiaries, is a high quality provider of dialysis and ancillary services to patients with ESRD, as well as acute analysis services to patients in hospitals. Since inception, the Company has implemented an aggressive growth strategy designed to build the Company's presence in selected regional markets. A key element of the Company's growth strategy has been to establish local clusters of dialysis facilities within strong regional networks through new facility ("DE NOVO") development. To date, Renex has grown primarily through DE NOVO development because the Company believes such a strategy minimizes the initial capital outlay. However, DE NOVO facilities achieve profitability only when they reach sufficient utilization, which historically occurs twelve to fifteen months following opening. The Company has increased utilization in its existing facilities from an average of 41% at December 31, 1994 to an average of 70% at December 31, 1997 primarily through marketing efforts directed at local nephrologists, patients and managed care organizations. Additionally, Renex has grown through acquisitions and hospital alliances. In the future, the Company believes that its growth will be through a combination of acquisitions and DE NOVO development, which will allow expansion of its regional market presence and provide entry into new regional markets.

    As of December 31, 1997, the Company operated 13 outpatient dialysis facilities, of which nine were opened between 1994 and 1997 through DE NOVO development. In addition, the Company acquired three facilities in December 1995. In April 1996, the Company acquired the assets of two facilities under development. The Company opened one of these facilities during the fourth quarter of 1996 and the second facility is expected to open during the second quarter of 1998, subject to receipt of applicable state approvals. The Company sold an additional DE NOVO facility, not included above, in September 1996 because it did not satisfy the Company's strategic objectives.

    In addition to its outpatient dialysis facilities, the Company manages two home hemodialysis programs and provides acute dialysis and hemapheresis treatments to 12 hospitals through contractual arrangements with these hospitals. The majority of these hospital contracts were added during the fourth quarter of 1997, when the Company acquired certain assets of an acute dialysis and hemapheresis company.

SOURCES OF NET REVENUES

     The Company's net revenue is derived primarily from five sources: (i) outpatient hemodialysis services; (ii) the administration of EPO and, to a lesser extent, other ancillary services; (iii) peritoneal dialysis services;
(iv) acute inpatient hemodialysis and hemapheresis services to hospitalized patients; and (v) home hemodialysis services. Services generally include the provision of equipment and supplies. The Company's dialysis and ancillary services are reimbursed primarily under the Medicare ESRD program in accordance with rates established by HCFA. Medicare reimbursement is subject to rate and other legislative changes by Congress and periodic changes in regulations, including changes that may reduce payments under the ESRD program. Payments are also provided by Medicaid, patients and non-governmental third-party payors for the first three to 33 months of treatment as mandated by law. Payments made by non-governmental third-party payors are generally at rates higher than the Composite Rate. Rates paid for services provided to hospitalized patients are negotiated with and reimbursed by individual hospitals. For the years ended December 31, 1996 and 1997, approximately 67% and 74%, respectively, of the Company's net revenues were derived from reimbursement by Medicare and Medicaid. The Company will continue to be dependent upon revenue from Medicare and Medicaid. Since dialysis is an ongoing, life sustaining therapy used to treat a chronic condition, use of the Company's services is generally predictable and not subject to seasonal or economic fluctuation. However, the Company's interim and annual results of operations may be significantly affected by the timing and costs of any acquisitions or DE NOVO facilities.

RESULTS OF OPERATIONS

    The following table sets forth certain income statement items expressed as a percentage of net revenues for the years ended December 31, 1995, 1996 and 1997:

                                                                                YEARS ENDED DECEMBER 31,
                                                                            ----------------------------------
                                                                               1995       1996        1997
                                                                            ---------  ---------   -------
                       Net revenues....................................        100.0%     100.0%      100.0%
                                                                            --------   --------    --------
                       Facilities expenses.............................         77.4       78.8        77.4
                       General and administrative expenses.............         19.1       14.4        11.5
                       Provision for doubtful accounts.................          5.6        7.0         3.7
                       Depreciation and amortization expenses..........          5.8        8.8         6.3
                       Operating income (loss).........................         (8.0)      (9.0)        1.2
                       Net interest income (expense)...................         (4.1)      (4.9)       (3.0)
                       Extraordinary charge for early retirement of
                       debt............................................           --         --         5.5
                       Net loss........................................        (13.5)     (13.2)       (8.0)

YEARS ENDED DECEMBER 31, 1997 AND 1996

    NET REVENUES. Net revenues for the year ended December 31, 1997 were $26.1 million compared to $18.6 million for the same period in 1996, representing an increase of 40.4%. The increase in net revenues of $7.5 million was primarily attributable to the continued growth at existing facilities of $2.7 million, the full year's revenues of $4.5 million from two facilities opened during the fourth quarter of 1996, and revenues of $400,000 related to both the opening of a DE NOVO facility and the acquisition of an acute dialysis and hemapheresis services company during the fourth quarter.

    FACILITIES EXPENSES. Facilities expenses primarily consist of costs and expenses specifically attributable to the operation of the dialysis facilities, including operating and maintenance costs of such facilities and all labor, supplies and service costs related to patient care. Facilities expenses for the year ended December 31, 1997 were $20.2 million compared to $14.6 million for the same period in 1996, representing an increase of 38.0%. The increase was due to the greater number of facilities in operation in 1997. As a percentage of net revenues, facilities expenses decreased to 77.4% for the year ended December 31, 1997 from 78.8% for the same period in 1996. The decrease as a percentage of revenues was due to increased patient utilization in 1997 at the facilities opened in 1996.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of headquarter expenses including marketing, finance, operations management, legal, quality assurance, information systems, billing and collections and centralized accounting support. General and administrative expenses for the year ended December 31, 1997 were $3.0 million compared to $2.7 million for the same period in 1996, representing an increase of 11.6%. The increase was due to increased personnel and related expenses to support the greater number of facilities in operation. As a percentage of net revenues, general and administrative expenses decreased to 11.5% for the year ended December 31, 1997 from 14.4% for the same period in 1996. The decrease as a percentage of revenues was due to an increase in net revenues from increased utilization of existing facilities which did not require a proportionate increase in corporate overhead.

    PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts is a function of patient payor mix, collection experience and other factors. It is the Company's practice to reserve for doubtful accounts in the period in which revenue is recognized based on management's estimate of the net collectibility of accounts receivable. The provision for doubtful accounts for the year ended December 31, 1997 was $1.0 million compared to $1.3 million for the same period in 1996, representing a decrease of 25.6%. As a percentage of net revenues, the provision for doubtful accounts decreased to 3.7% for the year ended December 31, 1997 from 7.0% for the same period in 1996. This decrease was due to an increased emphasis upon and improved collections of aged accounts which have improved the Company's days sales in accounts receivable.

    DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for the year ended December 31, 1997 were $1.6 million for both 1997 and 1996. As a percentage of net revenues, depreciation and amortization expenses decreased to 6.3% for the year ended December 31, 1997 from 8.8% for the same period in 1996. This decrease was due to the write-off of certain intangible assets in 1996 of $437,000 associated with the acquisition in 1996 of a facility under development.

    NET INTEREST INCOME (EXPENSE). Net interest expense for the year ended December 31, 1997 was $771,000 compared to $915,000 for the same period in 1996 representing a decrease of 15.7%. The decrease of $144,000 was primarily due to the retirement of the Company's subordinated loan as a result of the Company's initial public offering ("Offering") in October 1997.

    EXTRAORDINARY CHARGE FOR EARLY RETIREMENT OF DEBT. As a part of the use of proceeds from the Offering, in October 1997 the Company paid off its subordinated loan which had an outstanding balance of $6.3 million. This early retirement of debt resulted in a one time charge of $1.4 million which consisted primarily of the write-off of deferred financing costs, along with certain prepayment penalties and charges related to the redemption of warrants issued in connection with such indebtedness.

     NET LOSS. The Company had a net loss of $2.1 million for the year ended December 31, 1997 compared to a net loss of $2.4 million for the same period in 1996, a decrease of $351,000, or 14.3%.

YEARS ENDED DECEMBER 31, 1996 AND 1995

    NET REVENUES. Net revenues for the year ended December 31, 1996 were $18.6 million compared to $8.8 million for the same period in 1995, representing an increase of 111.2%. The increase in net revenues of $9.8 million was primarily attributable to a full year's net revenues of $4.3 million in 1996 from three facilities opened in 1995 which only had $900,000 of revenues in 1995, the acquisition in December 1995 of three facilities representing $3.6 million and the continued growth at existing facilities of $2.7 million.

    FACILITIES EXPENSES. Facilities expenses for the year ended December 31, 1996 were $14.6 million compared to $6.8 million for the same period in 1995, representing an increase of 114.8%. The increase was due to the greater number of facilities in operation in 1996. As a percentage of net revenues, facilities expenses increased to 78.8% for the year ended December 31, 1996 from 77.4% for the same period in 1995. The increase as a percentage of revenues was due to the lack of full patient utilization in 1996 at the facilities opened in 1995.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the year ended December 31, 1996 were $2.7 million compared to $1.7 million for the same period in 1995, representing an increase of 59.4%. The increase was due to increased personnel and related expenses to support the greater number of facilities in operation. As a percentage of net revenues, general and administrative expenses decreased to 14.4% for the year ended December 31, 1996 from 19.1% for the same period in 1995. The decrease as a percentage of revenues was due to an increase in net revenues from increased utilization of existing facilities which did not require a proportionate increase in corporate overhead.

    PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts for the year ended December 31, 1996 was $1.3 million compared to $495,000 for the same period in 1995, representing an increase of 161.2%. As a percentage of net revenues, the provision for doubtful accounts increased to 7.0% for the year ended December 31, 1996 from 5.6% for the same period in 1995. This increase was due to increased revenue, a continuing evaluation of the collectible amounts outstanding and an increase in Medicare patients without secondary insurance coverage resulting from the three facilities acquired in December 1995.

    DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for the year ended December 31, 1996 were $1.6 million compared to $509,000 for the same period in 1995, representing an increase of 222.6%. As a percentage of net revenues, depreciation and amortization expenses increased to 8.8% for the year ended December 31, 1996 from 5.8% for the same period in 1995. This increase was due to the amortization and write-off of certain intangible assets associated with the acquisition in 1996 of two facilities under development and the acquisition and opening of new facilities in 1995.

    NET INTEREST INCOME (EXPENSE). Net interest expense for the year ended December 31, 1996 was $915,000 compared to $360,000 for the same period in 1995, representing an increase of 154.2%. The increase of $555,000 was primarily due to the increase in the Company's borrowings for working capital purposes. Pursuant to the Company's subordinated loan, $6.3 million and $4.8 million were outstanding as of December 31, 1996 and 1995, respectively.

     NET LOSS. The Company had a net loss of $2.4 million for the year ended December 31, 1996 compared to a net loss of $1.2 million for the same period in 1995, an increase of $1.2 million, or 106.3%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital for maintenance, refurbishing and expansion of existing facilities, acquisitions, DE NOVO developments, the integration of newly developed and acquired facilities and working capital and general corporate purposes. As of December 31, 1997, the Company had working capital of approximately $15.6 million, of which $9.7 million consisted of cash and cash equivalents and $5.1 million consisted of available for sale securities, compared to working capital and cash and cash equivalents of $2.4 million and $952,000, respectively, at December 31, 1996. The increase in both was primarily as a result of the net proceeds of $21.6 million from the Company's Offering. The Company intends to finance its growth and working capital requirements, as well as purchases of additional equipment and leasehold improvements, from cash on hand, cash generated from operations, the Company's secured line of credit ("Line of Credit") and its equipment lease line ("Lease Line").

     Net cash provided by operating activities was $2.4 million for the year ended December 31, 1997, compared to net cash used in operating activities of $956,000 for the year ended December 31, 1996. Net cash used in operating activities consists of the Company's net loss, decreased by non-cash expenses such as depreciation, amortization and the provision for doubtful accounts and adjusted by changes in components of working capital, primarily accounts receivable. During 1996, the Company performed an extensive review of its aged accounts receivable, including those of acquired facilities, and adjusted amounts to expected collectibility. An increased emphasis upon collections of aged amounts resulted in the Company improving its days sales outstanding from 89 to 74 days for the years ended December 31, 1996 and 1997, respectively.

     The Company requires substantial working capital to cover the expenses and initial losses of each DE NOVO facility. Once a DE NOVO facility is operational, the Company is unable to bill for services until it receives a Medicare provider number and the Medicare intermediary installs its electronic billing software at the facility. For these reasons, there is generally a 90-day delay before the Company will receive payment on its initial services at such facility. In addition, the dialysis industry is characterized by long collection cycles because Medicaid and private insurance carriers require substantial documentation to support reimbursement claims and often take a substantial amount of time to process claims. As a result, the Company requires significant working capital to cover expenses during the collection process.

     Net cash used in investing activities was $7.5 million and $1.6 million for the years ended December 31, 1997 and 1996, respectively. The large increase in 1997 related primarily to the investment of $5.1 million in securities available for sale as a result of the Offering. Historically, the Company's principal uses of cash in investing activities have been related to purchases of new equipment and leasehold improvements for the Company's existing facilities and the cost of development of additional facilities. The Company opened a DE NOVO facility in March 1998 and there are two DE NOVO facilities under construction that are expected to open during the second quarter of 1998. These facilities require substantial cash outlay for construction of leasehold improvements. The Company estimates that this balance of construction will cost approximately $1.8 million, of which the Company anticipates paying from the net proceeds of its Offering. Additionally, the Company estimates that it will purchase approximately $1.2 million in equipment for these three facilities from the net proceeds of its Offering.

     Net cash provided by financing activities for the year ended December 31, 1997 was $13.9 million. This consisted primarily of $21.6 million from the net proceeds of the Company's Offering, offset by payments on the early retirement of debt of $6.3 million, and the payments on capital lease obligations of $1.0 million. Net cash provided by financing activities for the year ended December 31, 1996 was $2.3 million. The principal sources of cash from financing activities were $1.5 million in proceeds from the Company's subordinated loan and equity financings aggregating $1.8 million through the sale of Series B Preferred Stock (net of redemptions) and Common Stock in the year ended December 31, 1996. The proceeds from these financings were reduced by payments of various debt obligations.

     The Company has a $4.0 million secured Line of Credit. Borrowings under the Line of Credit are limited to 80% of the net collectible value of eligible accounts receivable. As of December 31, 1997, the borrowing base availability was approximately $3.9 million. There were no amounts outstanding as of December 31, 1997. The Line of Credit bears interest on the outstanding balance at the prime rate, plus 2.0%. The Line of Credit is utilized for the development of dialysis facilities and for working capital and general corporate purposes and is secured by the Company's accounts receivable. The Line of Credit contains financial covenants relating to the maintenance of a minimum net worth and specified net worth to debt ratios. These covenants do not permit the sum of subordinated debt plus tangible net worth to be less than $6,000,000 and do not permit the ratio of total liabilities minus subordinated debt divided by tangible net worth plus subordinated debt to be greater than 1.2:1. As of December 31, 1997, the Company was in compliance with the financial covenants contained in the Line of Credit. The Line of Credit also requires the lender's approval for any acquisitions in excess of $5,000,000 in the aggregate in any calendar year and for the payment of cash dividends. The Line of Credit will continue to be available through its expiration in August 1998.

    The Company also has available a $6.0 million Lease Line with an equipment financing company. The Lease Line is used primarily to finance dialysis related equipment and furnishings at the Company's facilities and bears interest at the five year U. S. Treasury bond yield rate plus 3.91% (9.62% as of December 31, 1997). As of December 31, 1997 and 1996, the Company had borrowed approximately $1.6 million and $1.5 million, respectively, on the Lease Line. The Lease Line will continue to be available to the Company through its expiration in August 2001.

    In March 1998, the Company signed a commitment letter for a $15 million facility with a financial institution to be used primarily for working capital and acquisitions. The financial institution must complete its due diligence and the terms of the credit agreement must still be finalized. If successfully negotiated, this facility would replace the Line of Credit and the Lease Line.

    The Company's long-term capital requirements will depend on numerous factors, including the rate at which the Company develops or acquires new facilities. In addition, the Company has various on-going needs for capital, including: (i) working capital for operations (including financing receivables as previously described); and (ii) routine capital expenditures for the maintenance of facilities, and equipment and leasehold improvements. In order to implement the Company's long-term growth strategy, the Company anticipates that capital requirements will increase substantially from historical levels.

    The Company anticipates that the consideration paid for the acquisition of new facilities will consist of cash, promissory notes, assumption of liabilities and/or the issuance of Common Stock or securities convertible into Common Stock. The Company believes that the net proceeds received from the Offering, together with the Line of Credit, the Lease Line and internally generated funds, will be sufficient to fund the Company's operations and to finance the Company's growth strategy through the next 12 months. However, there can be no assurance that the Company will not require substantial additional funds prior to such time.

INCOME TAX LOSS CARRYFORWARDS

    As of December 31, 1997, the Company had approximately $6.8 million of net operating loss carryforwards that may be available to offset future taxable income for federal income tax purposes. These net operating loss carryforwards begin to expire in 2008.

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

YEAR 2000

    In February 1998, the Company formed a committee to evaluate and develop an action plan for computer systems issues related to the Year 2000 ("Y2K"). The committee will first evaluate Y2K issues related to internal systems used by the Company through third parties. This committee will then evaluate the impact of Y2K issues on the Company's payors and operating vendors to determine their current status and plan of action for Y2K readiness.

    The Company recognizes its reliance on third parties for its operating and financial computer output and processing. Based upon initial assessments, it appears that the Company's existing internal software is either Y2K compliant or that third parties are taking appropriate and timely steps to ensure Y2K readiness. Testing, modifications and conversions are expected to be completed by December 31, 1998. Presently, the Company's management does not foresee any significant costs related to these potential modifications and conversions. However, this evaluation is only at preliminary stages and no initial evaluation has been done relating to the Company's payors and operating vendors. Modifications and conversions of any internal software or by any of the Company's significant payors or operating vendors that are ultimately deemed necessary could have a material adverse impact on the operations of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about a Company's operating segments and related disclosures about its products, services, geographic areas of operations and major customers. Both statements will be adopted by the Company in 1998. The adoption of these statements will not impact the Company's result of operations, cash flows or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS

         Consolidated financial statements and supplementary data required by this item can be found at the pages listed in the following index.

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE

     Independent Auditors' Report......................................    22
     Consolidated Balance Sheets as of December 31, 1996 and 1997......    23
     Consolidated Statements of Operations for the Years Ended
       December 31, 1995, 1996 and 1997................................    24
     Consolidated Statements of Shareholders' Equity for the
       Years Ended December 31, 1995, 1996 and 1997....................    25
     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1995, 1996 and 1997................................    26
     Notes to Consolidated Financial Statements........................    27

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
      Renex Corp. and Subsidiaries
Miami, Florida:

    We have audited the accompanying consolidated balance sheets of Renex Corp. and Subsidiaries (the "Company") as of December 31, 1996 and 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE AND TOUCHE LLP
Certified Public Accountants

Miami, Florida
March  3, 1998

'

                          RENEX CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                       DECEMBER 31,
                                                                                              -------------------------------
                                                                                                   1996            1997
                                                                                                   ----            ----
                                                            ASSETS
                Current assets:
                  Cash and cash equivalents.................................................  $     952,000     $ 9,693,000
                  Accounts receivable, less allowance for doubtful accounts of
                    $1,261,000 and $1,252,000, respectively.................................      4,535,000       5,266,000
                  Securities available for sale.............................................             --       5,057,000
                  Inventories...............................................................        347,000         433,000
                  Prepaids and other........................................................        225,000         667,000
                                                                                              -------------   -------------

                      Total current assets..................................................      6,059,000      21,116,000

                Fixed assets, net...........................................................      6,042,000       7,675,000
                Intangible assets, net......................................................      1,309,000       1,637,000
                Notes receivable from affiliates, interest rate at 8% ......................         85,000          85,000
                Other assets, including $1,168,000 in 1996 of deferred financing costs......      1,666,000         167,000
                                                                                              -------------   -------------
                      Total assets..........................................................  $  15,161,000   $  30,680,000
                                                                                              =============   =============

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
               Current liabilities:
                  Accounts payable..........................................................  $     708,000   $   1,436,000
                  Accrued expenses and other................................................      2,393,000       3,600,000
                  Current portion of long-term debt.........................................         46,000           6,000
                  Current portion of capital lease obligations..............................        523,000         436,000
                                                                                              -------------   -------------

                      Total current liabilities.............................................      3,670,000       5,478,000
                                                                                              -------------   -------------

                Long-term debt, less current portion........................................      6,184,000              --
                                                                                              -------------   -------------

                Capital lease obligations, less current portion.............................        990,000       1,512,000
                                                                                              -------------   -------------

                Commitments

                Shareholders' equity:
                  Common stock, $.001 par value, 30,000,000 shares authorized,
                    3,970,114 shares - 1996, and 6,974,247 shares - 1997 issued
                    and outstanding.........................................................          4,000           7,000
                Additional paid-in capital..................................................      9,150,000      30,618,000
                Accumulated deficit.........................................................     (4,837,000)     (6,935,000)
                                                                                              -------------   -------------

                      Total shareholders' equity............................................      4,317,000      23,690,000
                                                                                              -------------   -------------

                      Total liabilities and shareholders' equity............................  $  15,161,000   $  30,680,000
                                                                                              =============   =============

          See accompanying notes to consolidated financial statements.

                          RENEX CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 YEARS ENDED DECEMBER 31,
                                                                   --------------------------------------------------
                                                                        1995             1996             1997
                                                                        ----             ----             ----
          Net revenues.........................................    $   8,794,000   $  18,569,000     $  26,073,000
          Operating expenses:
            Facilities.........................................        6,809,000      14,625,000        20,182,000
            General and administrative.........................        1,682,000       2,681,000         2,991,000
            Provision for doubtful accounts....................          495,000       1,293,000           962,000
            Depreciation and amortization......................          509,000       1,642,000         1,635,000
                                                                   -------------   -------------     -------------
              Operating income (loss)..........................         (701,000)     (1,672,000)          303,000
          Other income (expense):
            Gain (loss) on sale of assets......................               --         364,000           (27,000)
            Net interest income (expense)......................         (360,000)       (915,000)         (771,000)
            Amortization of deferred financing costs...........         (126,000)       (226,000)         (162,000)
                                                                   -------------   -------------     -------------
          Loss before extraordinary item.......................       (1,187,000)     (2,449,000)         (657,000)
          Extraordinary charge for early retirement of debt....               --              --        (1,441,000)
                                                                   -------------   -------------     -------------
              Net loss.........................................    $  (1,187,000)  $  (2,449,000)    $  (2,098,000)
                                                                   =============   =============     =============
          BASIC EARNINGS PER SHARE
          Loss per share before extraordinary item.............    $       (0.61)  $       (0.84)    $       (0.14)
          Extraordinary charge for early retirement
            of debt............................................               --              --             (0.31)
                                                                   -------------   -------------     -------------
          Net loss.............................................    $       (0.61)  $       (0.84)    $       (0.45)
                                                                   =============   =============     =============
          Weighted average shares outstanding..................        1,944,759       2,930,540         4,672,707
                                                                   =============   =============     =============
          DILUTED EARNINGS PER SHARE
          Loss per share before extraordinary item.............    $       (0.61)  $       (0.84)    $       (0.14)
          Extraordinary charge for early retirement
            of debt............................................               --              --             (0.31)
                                                                   -------------   -------------     -------------
          Net loss.............................................    $       (0.61)  $       (0.84)    $       (0.45)
                                                                   =============   =============     =============
          Weighted average shares outstanding..................        1,944,759       2,930,540         4,672,707
                                                                   =============   =============     =============

          See accompanying notes to consolidated financial statements.

                          RENEX CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                         COMMON STOCK
                                   REDEEMABLE       REDEEMABLE      --------------------
                                 PREFERRED STOCK  PREFERRED STOCK   NUMBER OF                 ADDITIONAL    ACCUMULATED
                                    SERIES A         SERIES B        SHARES       AMOUNT   PAID-IN CAPITAL    DEFICIT     TOTAL
                                 ---------------  ---------------   ---------     ------   ---------------    -------     -----
Balance at December 31, 1994.... $   10,000               --       1,868,000   $    2,000  $   4,635,000   $(1,164,000) $3,483,000
  Sale of common stock through
    exercise of warrants (net of
    expenses of $9,000).........                                      45,000                     261,000                   261,000
  Sale of common stock..........                                      64,333                     386,000                   386,000
  Stock warrants issued with
    debt........................                                                                 150,000                   150,000
  Issuance of common stock......                                       4,667                      20,000                    20,000
  Issuance of common stock for
    acquisition.................                                     376,857        1,000      1,050,000                 1,051,000
  Net loss......................                                                                           (1,187,000)  (1,187,000)
                                 ----------       ----------      ----------   ----------  -------------   ----------   ----------

Balance at December 31, 1995....     10,000               --       2,358,857        3,000      6,502,000    (2,351,000)  4,164,000
  Issuance of common stock for
    acquisition.................                                     333,333                     790,000                   790,000
  Sale of common stock (net of
    expenses of $21,000)........                                     351,007                   1,058,000                 1,058,000
  Issuance of preferred stock...                      11,000                                   1,039,000                 1,050,000
  Conversion of preferred stock.    (10,000)          (8,000)        926,917        1,000         47,000      (30,000)
  Redemption of preferred stock.                      (3,000)                                   (286,000)      (7,000)    (296,000)
  Net loss......................                                                                           (2,449,000)  (2,449,000)
                                 ----------       ----------      ----------   ----------  -------------   ----------   ----------

Balance at December 31, 1996....         --               --       3,970,114        4,000      9,150,000   (4,837,000)   4,317,000
  Sale of common stock (net of
   expenses of $711,000)........                                   3,004,133        3,000     21,618,000                21,621,000
  Retirement of stock warrants
   issued with debt.............                                                                (150,000)                 (150,000)
  Net loss .....................                                                                           (2,098,000)  (2,098,000)
                                 ----------       ----------      ----------   ----------  -------------   ----------   ----------

Balance at December 31, 1997....         --               --       6,974,247   $    7,000  $  30,618,000   $(6,935,000) $23,690,000
                                 ==========       ==========      ==========   ==========  =============   ===========- ===========

          See accompanying notes to consolidated financial statements.

                          RENEX CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          YEARS ENDED DECEMBER 31,
                                                                               -----------------------------------------------
                                                                                    1995            1996            1997
                                                                                    ----            ----            ----
         Cash Flows from Operating Activities:
           Net loss.........................................................   $  (1,187,000)  $  (2,449,000)  $  (2,098,000)
           Adjustments to reconcile net loss to net cash used in
             operating activities:
             Provisions for doubtful accounts...............................         495,000       1,293,000         962,000
             Depreciation and amortization..................................         509,000       1,642,000       1,635,000
             Amortization of deferred financing costs.......................         126,000         226,000         162,000
             Loss on sale of fixed assets...................................              --         100,000          27,000
             Gain from sale of facility.....................................              --        (364,000)             --
             Extraordinary charge for early retirement of debt..............              --              --       1,441,000
             Changes in operating assets and liabilities:
               Accounts receivable..........................................      (2,171,000)     (2,135,000)     (1,693,000)
               Inventories..................................................        (110,000)        (75,000)        (86,000)
               Prepaids and other current assets............................          78,000        (190,000)       (442,000)
               Other assets.................................................        (302,000)       (245,000)        319,000
               Accounts payable and accrued expenses........................         316,000       1,241,000       2,136,000
                                                                               -------------   -------------   -------------
               Net cash (used in) provided by operating activities..........      (2,246,000)       (956,000)      2,363,000
                                                                               -------------   -------------   -------------
         Cash Flows from Investing Activities:
           Purchases of fixed assets........................................      (1,505,000)     (2,396,000)     (1,860,000)
           Cash acquired in acquisitions....................................         130,000              --              --
           Proceeds from the sale of fixed assets...........................              --         776,000          36,000
           Purchase of securities available for sale........................                                      (5,057,000)
           Purchase of business assets......................................              --              --        (600,000)
                                                                               -------------   -------------   -------------
               Net cash used in investing activities........................      (1,375,000)     (1,620,000)     (7,481,000)
                                                                               -------------   -------------   -------------
         Cash Flows from Financing Activities:
           Net change in notes receivable from affiliates...................              --          27,000              --
           Repayment of note payable to bank................................              --        (337,000)             --
           Payments on capital lease obligations............................        (225,000)       (353,000)       (953,000)
           Proceeds from long-term debt.....................................       5,600,000       1,500,000              --
           Proceeds from stock warrants.....................................         150,000              --              --
           Proceeds from line of credit.....................................              --              --       1,500,000
           Payments on line of credit.......................................              --              --      (1,500,000)
           Net change in notes payable to affiliates........................              --         (94,000)             --
           Repayments of long-term debt.....................................        (800,000)       (261,000)     (6,324,000)
           Proceeds from sale of stock through exercise of warrants.........         261,000              --              --
           Proceeds from sale of stock......................................         386,000       2,108,000      21,621,000
           Repurchase of warrants...........................................         (26,000)             --        (150,000)
           Payment of deferred financing costs..............................      (1,510,000)             --              --
           Redemption of preferred stock....................................              --        (296,000)             --
           Financing charges paid on early retirement of debt...............              --              --        (335,000)
                                                                               -------------   -------------   -------------
               Net cash provided by financing activities....................       3,836,000       2,294,000      13,859,000
                                                                               -------------   -------------   -------------
         Net increase (decrease) in cash and cash equivalents...............         215,000        (282,000)      8,741,000
         Cash and cash equivalents, beginning of period.....................       1,019,000       1,234,000         952,000
                                                                               -------------   -------------   -------------
         Cash and cash equivalents, end of period...........................   $   1,234,000   $     952,000   $   9,693,000
                                                                               =============   =============   =============
         Supplemental Disclosures of Cash Flow Information:
           Cash paid for interest...........................................   $     446,000   $     971,000   $     879,000
                                                                               =============   =============   =============
         Non-Cash Investing and Financing Activities:
           Equipment acquired through capital lease obligations.............   $     970,000   $   1,267,000   $   1,383,000
           Lease equipment liability........................................              --         422,000         221,000
           Conversion of preferred stock....................................              --          48,000              --
           Stock issued for acquisition.....................................       1,051,000         790,000              --
           Issuance of Common Stock.........................................          20,000              --              --





          See accompanying notes to consolidated financial statements.

                          RENEX CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION. Renex Corp., a Florida corporation, was incorporated on July 7, 1993. Renex Corp. and its subsidiaries (the "Company") provide kidney dialysis services to patients suffering from end-stage renal disease or acute renal failure as a result of trauma or other illnesses. The Company currently operates, through wholly-owned subsidiaries, 13 dialysis facilities and two home dialysis programs in seven states. Additionally, the Company has entered into acute dialysis service agreements with 12 hospitals to provide dialysis and hemapheresis treatments on an inpatient basis.

     The Company has a limited operating history and had an accumulated deficit of $6,935,000 through December 31, 1997 and is subject to all the risks inherent in the establishment of a new business enterprise. The Company's ability to achieve profitability is dependent upon increased utilization of its existing facilities, controlling operating costs and its ability to develop or acquire and manage additional dialysis facilities. In October 1997, the Company completed an initial public offering ("Offering"), raising $21.6 million in net proceeds. The Company has availability in its lines of credit and will rely on cash on hand, securities available for sale and external financing to meet its cash needs.

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions have been eliminated in consolidation.

     USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reporting period. Actual results could differ from those estimates.

     NET REVENUES. The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates. These third-party payors include Medicare, Medicaid, commercial insurance carriers, health maintenance organizations and preferred provider organizations. The basis for payment to the Company under these agreements primarily includes prospectively determined rates and discounts from established charges. The Company's net revenues are recorded at the estimated realizable amounts from third-party payors. The Company provides an allowance for doubtful accounts based on historical experience of amounts that result to be uncollectible. Amounts written off are charged against the allowance.

     During the years ended December 31, 1995, 1996 and 1997, the Company received approximately 59%, 67% and 74%, respectively, of its dialysis revenues from Medicare and Medicaid programs. The remaining balance of dialysis revenues was from insurance companies and private and other third-party payors.

     Revenues associated with the administration of erythropoietin ("EPO") are a significant source of revenue for the Company. The Company is unable to predict future changes in the reimbursement rate for EPO treatments, the typical dosage per administration, or the cost of the medication. In addition, EPO is produced by only one manufacturer. The interruption of supplies of EPO to the Company would have a material adverse effect on the Company's business, financial condition and results of operations.

     CASH EQUIVALENTS. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     SECURITIES AVAILABLE FOR SALE. Securities available for sale are primarily comprised of marketable debt securities, including U.S. Government and corporate debt securities. These investments are stated at their fair value. At December 31, 1997, the fair value of these securities approximated cost.

     INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out) or market.

     FIXED ASSETS. Fixed assets are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from five to ten years for medical and other equipment, and furniture and fixtures, and twenty years for buildings. Leasehold improvements are amortized over the lesser of lease term or the useful life of the assets.

    Equipment held under capital lease obligations has been capitalized at the present value of the minimum lease payments. Depreciation of assets capitalized under lease obligations is computed under the straight-line method over the lives of the assets or leases, whichever is appropriate, and is included in depreciation expense.

    INTANGIBLE ASSETS.

         NON-COMPETE AGREEMENTS. Non-compete agreements are being amortized over the terms of the agreements, typically from 2 to 10 years, using the straight-line method.

         PATIENT LISTS. Patient lists are amortized over 5 years, using the straight-line method.

         GOODWILL. Goodwill, the excess of the aggregate purchase price over the fair value of net assets acquired, is amortized over 20 years using the straight-line method.

     IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets, including intangiable assets, used in the Company's operations are reviewed by management for impairment when circumstances indicate that the carrying amount of an asset may not be recoverable. This evaluation is based on certain financial indicators, such as estimated future undiscounted cash flows.

    INCOME TAXES. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

    EARNINGS PER SHARE. Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options and warrants, but such securities are excluded if their effects would be antidilutive. All prior year EPS data has been restated to conform with the provisions of the new statement.

    At December 31, 1997, options and warrants to purchase 845,854 shares of common stock were outstanding but were not included in the computation of diluted EPS because they would have an antidilutive effect on earnings per share.

    FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments include securities available for sale, receivables, payables, debt and credit lines. The fair values of such financial instruments have been determined based on market interest rates as of December 31, 1997. The fair values were not materially different than their carrying values.

    STOCK BASED COMPENSATION. SFAS 123, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay for the stock. Compensation cost related to stock options of non-employees is recorded at fair value.

    RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to current year presentation.

    RECENT ACCOUNTING PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about a Company's operating segments and related disclosures about its products, services, geographic areas of operations and major customers. Both statements will be adopted by the Company in 1998. The adoption of these statements will not impact the Company's result of operations, cash flows or financial position.

2.  BUSINESS COMBINATIONS

     In December 1997, the Company acquired certain assets and assumed certain liabilities of an acute hemodialysis, therapeutic hemapheresis and intra-operative blood retrieval service provider. The consolidated financial statements reflect the results of operations of the acquired business from the acquisition date. A portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. The balance of the purchase price $526,000, was recorded as goodwill. Pro forma results of operations have not been presented because the effects of this acquisition were not significant.

    In April 1996, the Company, through two wholly owned subsidiaries, acquired two limited liability companies, Central Dialysis Center, L.L.C. and Metropolitan Dialysis Center, L.L.C., each with an interest in two facilities under development. The acquisitions have been accounted for under the purchase method.

    Central Dialysis Center, L.L.C. was acquired for 166,666 shares valued at $395,000 and assumed liabilities of $121,000. The Company entered into non-compete agreements with a group of nephrologists for a period of two and one-half years and completed the build-out of the facility, which began operations in October 1996. The purchase price of $516,000 was allocated to the non-compete agreements.

    Metropolitan Dialysis Center, L.L.C. was also acquired for 166,666 shares valued at $395,000 and assumed liabilities of $42,000. The Company also entered into non-compete agreements with a similar group of nephrologists. However, this facility was not completed due to the zoning variance request being denied. The Company is in the process of finding a suitable location to build the new facility. Based on the Company's inability to generate revenue without a facility and the uncertainty that a location will be found, the Company has determined the assets to be impaired and, accordingly, has written off the intangible assets of $437,000.

    In December 1995, Dialysis Facilities, Inc. ("DFI"), which operates three dialysis facilities and two acute dialysis programs in Mississippi and Louisiana, was acquired by the Company through a wholly owned subsidiary. The Company issued 376,857 shares of the Company's common stock with an estimated value of $1,051,000 to DFI shareholders in exchange for all of the outstanding common stock of DFI. The transaction was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. The balance of the purchase price, $846,000, was recorded as goodwill.


3.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

    Changes in the Company's allowance for doubtful accounts are as follows:

                                                                                           DECEMBER 31,
                                                                           ----------------------------------------------
                                                                               1995            1996            1997
                                                                               ----            ----            ----
                                  Beginning balance......................  $      93,000  $     393,000   $   1,261,000
                                  Provision for doubtful accounts........        495,000      1,293,000         962,000
                                  Recoveries.............................                                       106,000
                                  Write-offs.............................       (195,000)      (425,000)     (1,077,000)
                                                                           -------------  -------------   -------------
                                  Ending balance.........................  $     393,000  $   1,261,000   $   1,252,000
                                                                           =============  =============   =============

    The Company grants credit without collateral to its patients, most of whom are insured under third party payor agreements, including Medicare and Medicaid, which represent the most significant portion of the balance of receivables. The remaining receivables are primarily due from third party commercial insurance payors, including managed care companies. The Company also has receivables due from patients who are self-payors or owe co-payments.

4.  FIXED ASSETS

    Fixed assets are summarized as follows:

                                                                                                      DECEMBER 31,
                                                                                              ------------------------------
                                                                                                   1996           1997
                                                                                                   ----           ----
                                Building and leasehold improvements......................     $   4,008,000   $   5,419,000
                                Medical equipment........................................           872,000       1,065,000
                                Furniture and fixtures...................................           656,000         684,000
                                Equipment, under capital lease obligations...............         2,170,000       3,553,000
                                                                                              -------------   -------------
                                         Total...........................................         7,706,000      10,721,000
                                Less accumulated depreciation and amortization...........        (1,664,000)     (3,046,000)
                                                                                              -------------   -------------
                                Fixed assets-- net.......................................     $   6,042,000   $   7,675,000
                                                                                              =============   =============

5.    INTANGIBLE ASSETS

     Intangible assets are summarized as follows:

                                                                                                      DECEMBER 31,
                                                                                              ------------------------------
                                                                                                   1996           1997
                                                                                                   ----           ----
                                Non-compete agreements...................................     $     106,000   $     165,000
                                Patient lists............................................           106,000         106,000
                                Goodwill.................................................         1,357,000       1,883,000
                                                                                              -------------   -------------
                                                                                                  1,569,000       2,154,000
                                Less accumulated amortization............................          (260,000)       (517,000)
                                                                                              -------------   -------------
                                Intangible assets -- net.................................     $   1,309,000   $   1,637,000
                                                                                              =============   =============

6.  MEDICAL MALPRACTICE INSURANCE

    The Company maintains general liability and professional malpractice liability insurance on its staff and other insurance appropriate for its operations. The general liability policy provides coverage of $2,000,000 per occurrence and $2,000,000 in the aggregate. The professional liability policy provides coverage for professional (medical) activities of the Company's employees. This policy provides coverage of $1,000,000 per occurrence and $3,000,000 in the aggregate.

7.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                                     DECEMBER 31,
                                                                                            -------------------------------
                                                                                                 1996            1997
                                                                                                 ----            ----
                            Senior subordinated debt, net of warrants................       $   6,184,000   $          --
                            Various notes payable to banks, collateralized by certain
                              medical and other equipment, accruing interest at
                              rates ranging from 7.5% to 10%, due in monthly
                              installments, with maturities ranging from
                              February 1997 to April 1998................................          46,000           6,000
                                                                                            -------------   -------------
                                                                                            $   6,230,000   $       6,000
                                                                                            =============   =============

     On June 5, 1995, the Company entered into a senior subordinated secured loan agreement for $12,500,000 with a lender. This loan accrued interest at 13% and was collateralized by the capital stock of the subsidiaries of the Company. In connection with this debt, the Company issued 211,023 warrants to the lender. Management allocated $150,000 as the value of these warrants to additional paid in capital and as a reduction of long-term debt. In connection with the loan agreement, the Company recorded approximately $1,510,000 of deferred financing costs. Such costs were being amortized over the seven year term of the related debt. In October 1997, the Company completed its Offering netting proceeds of $21.6 million and used $6.4 million of the net proceeds of the Offering to pay off the outstanding balance on the loan. In connection therewith, the Company redeemed the warrants issued with such indebtedness for approximately $422,000 and wrote-off approximately $1 million of unamortized financing costs. See Note 17 - Extraordinary Item.

8.  LINE OF CREDIT

     The Company has available a $4,000,000 revolving line of credit ("Line of Credit") maturing in August 1998 with interest payable monthly at 2% over the out prime lending rate (10.25% at December 31, 1996 and 10.50% at December 31, 1997). The borrowing base is limited to 80% of the net collectible value of eligible receivables less than 180 days, aged from the date of service (approximately $3.9 million at December 31, 1997). As of December 31, 1996 and 1997, the Company had no amounts outstanding under this agreement. The Line of Credit contains financial covenants relating to the maintenance of a minimum net worth and specified net worth to debt ratios. The Line of Credit also requires the lender's approval for any acquisitions in excess of $5,000,000 in the aggregate in any calendar year and for the payment of cash dividends. As of December 31, 1997, the Company was in compliance with the financial covenants of the Line of Credit.

9.  CAPITAL LEASE OBLIGATIONS

    The Company has various capital lease obligations related to purchase of equipment for its various facilities under a $6,000,000 lease line of credit ("Lease Line"). Maturities of capital lease obligations for each of the five years ending December 31 are as follows:


       Year Ending                                      Total
       -----------                                      -----

           1998...................................  $     609,000
           1999...................................        609,000
           2000...................................        588,000
           2001...................................        462,000
           2002...................................         90,000
                                                    -------------
                                                        2,358,000
           Less amount representing interest......       (410,000)
                                                    -------------
           Total..................................  $   1,948,000
                                                    =============

10.  PREFERRED STOCK

SERIES A:

    On August 2, 1996, the Company notified all shareholders of the redemption of all the issued and outstanding shares of the Series A on September 1, 1996 (the "Redemption Date"). Each share of Series A was convertible to common stock at $1.50 per common share. At the Redemption Date, any non-converted shares of Series A were redeemed by the Company at a redemption price of $1.00 per share plus accrued and unpaid cumulative dividends of $.0462 per share.

    As a result of the redemption, 988,000 shares of Series A were converted to 658,667 shares of common stock, $.001 par value. The remaining 12,000 shares were redeemed by the Company, resulting in the payment of $544 in dividends.

SERIES B:

     In July 1996, the Company authorized the issuance and sale of 1,050,000 shares of Series B preferred stock, $.10 redeemable convertible series ("Series B"), $.01 par value at $1.00 per share. The Series B provided for conversion to common stock on November 15, 1996 if not otherwise redeemed by such date. On November 15, 1996, the Company notified all shareholders of the redemption of all issued and outstanding shares of Series B on November 27, 1996. Each share of Series B was convertible to common stock at the conversion price of $3.00 per share, plus accrued and unpaid cumulative dividends through the Series B redemption date of $.034 per share.

    As a result of the redemption, 775,000 shares of Series B were converted to 268,250 shares of common stock, $.001 par value. The remaining 275,000 shares were redeemed by the Company, resulting in the payment of $36,000 in dividends.

11.  WARRANTS TO PURCHASE COMMON STOCK

    In connection with a December 9, 1994 warrant redemption, the Company authorized the issuance of new Common Stock Purchase Warrants (the "New Warrants"). All warrants exercised at December 9, 1994, as well as additional shares purchased to the extent that such warrants were not exercised, entitled the shareholder to one New Warrant for each share purchased. Each New Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $9.00 per share for four years after issuance. The New Warrants are redeemable by the Company at a redemption price of $.30 per New Warrant. A total of 246,201 shares of the Company's common stock have been reserved for the exercise of the New Warrants. At December 31, 1996 and 1997, none of the New Warrants had been exercised and were outstanding.

    In June 1995, the Company issued 211,023 warrants to a lender as an additional cost of financing. In connection with the early retirement of this debt, these warrants were redeemed in October 1997. See Note 7 - Long-Term Debt.

    In July 1996, the Company issued 78,751 warrants in connection with the sale of 1,050,000 shares of Series B preferred stock. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $6.00 per share for three years from the date of issuance. At December 31, 1996 and 1997, none of these warrants have been exercised and were outstanding.

    In November 1996, the Company issued 116,669 warrants to a financial advisor in connection with a six month advisory agreement. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $3.00 per share for three years from the date of issuance. Compensation expense of $26,600 has been recorded to reflect the fair value of the warrants. At December 31, 1996 and 1997, none of these warrants have been exercised and were outstanding.

12.  STOCK OPTIONS

    The Company has employee and director stock option plans. The employee plan permits the grant of options to purchase up to 666,667 shares of common stock. The director plan permits the grant of options to purchase up to 166,667 shares of common stock.

    Under the director plan, each non-employee director receives automatic non-discretionary grants of options each year (the "Annual Grant"). The Annual Grant date is the annual anniversary date of shareholders' approval of the director plan. The initial grant date was April 27, 1994. On each grant date, each non-employee director received options to purchase 834 shares of common stock for service on the board, additional options to purchase 334 shares of common stock for service on each committee of the board, other than the executive committee, and additional options to purchase 334 shares for service as chairman of a committee other than the executive committee. Non-employee directors receive options to purchase 834 shares for service on the executive committee and an additional 834 as chairman of the executive committee. The term of the options granted under the director plan is five years and the options vest 100% immediately, but are not exercisable for six months from date of grant.

    All officers and employees are eligible for grants of options under the employee plan (the "Plan") which includes incentive stock options granted for employees' current services to the Company and non-statutory stock options granted for special services which employees provide the Company, as determined by the Plan. The Plan is administered by a stock option committee which has the discretion to determine to whom, the amount, exercise prices, exercise terms and all other matters relating to the grant of options under the employee plan. The Plan prohibits the grant of incentive stock options under the Plan or any other plan of the Company to any individual in any calendar year for common stock having an aggregate fair market value determined at the time the option is granted in excess of $100,000. All options granted under the Plan to date vest 25% six months after the date of grant and 25% on each anniversary of the date of grant thereafter so long as the individual remains employed by the Company. All options granted have a five-year term, but are not exercisable for six months from the date of grant.

    Both the director and employee plans provide for the automatic grant of reload options to an optionee who would pay all, or part of, the option exercise price by delivery of shares of common stock already owned by such optionee.

    The following table summarizes stock options activity:

                                                                 DECEMBER 31,
                              -----------------------------------------------------------------------------------
                                         1995                        1996                        1997
                              --------------------------- --------------------------- ---------------------------
                                             WEIGHTED                    WEIGHTED                    WEIGHTED
                                             AVERAGE                     AVERAGE                     AVERAGE
       DIRECTORS' PLAN          SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
       ---------------          ------    --------------    ------    --------------    ------    --------------
 Outstanding, beginning of
   period................         5,838   $       6.00       11,676   $       6.00       19,347   $       6.00
   Granted...............         5,838           6.00        7,671           6.00       10,669           8.00
                              ---------   ------------    ---------   ------------    ---------   ------------
 Outstanding, end of period      11,676   $       6.00       19,347   $       6.00       30,016   $       6.71
                              ---------   ------------    ---------   ------------    ---------   ------------
 Options exercisable, end of
   period................        11,676                      18,513                      30,016
                              ---------                      ------                   ---------

                                                                 DECEMBER 31,
                              -----------------------------------------------------------------------------------
                                         1995                        1996                        1997
                              --------------------------- --------------------------- ---------------------------
                                             WEIGHTED                    WEIGHTED                    WEIGHTED
                                             AVERAGE                     AVERAGE                     AVERAGE
       EMPLOYEE PLAN           SHARES     EXERCISE PRICE    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
       -------------           ------     --------------    ------    --------------    ------    --------------
Outstanding, beginning of
  period..................      50,334    $       6.00       94,501   $       6.00      165,344   $       6.00
  Granted.................      54,167            6.00       77,510           6.00      159,704           8.00
  Cancelled...............     (10,000)          (6.00)      (6,667)           --            --             --
                             ---------    ------------    ---------   -----------     ---------   ------------
Outstanding, end of period      94,501    $       6.00      165,344   $       6.00      325,048   $       6.98
                             ---------    ------------    ---------   ------------    ---------   ------------
Options exercisable at end
  of period...............      23,716                       78,184                     155,059
                             ---------                    ---------                   ---------

                                                                 DECEMBER 31,
                              -----------------------------------------------------------------------------------
                                         1995                        1996                        1997
                              --------------------------- --------------------------- ---------------------------
                                             WEIGHTED                    WEIGHTED                    WEIGHTED
                                             AVERAGE                     AVERAGE                     AVERAGE
           OTHER               SHARES     EXERCISE PRICE    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
           -----               ------     --------------    ------    --------------    ------    --------------
Outstanding, beginning of
  the period...........          3,334    $       6.00       36,669   $       6.00       36,669   $       6.00
  Granted..............         33,335            6.00           --           6.00       12,501           8.00
                             ---------    ------------    ---------   ------------    ---------   ------------
Outstanding, end of the
  period...............         36,669    $       6.00       36,669   $       6.00       49,170   $       6.51
                             ---------    ------------    ---------   ------------    ---------   ------------
Options exercisable at end
  of period............         36,669                       36,669                      49,170
                             ---------                    ---------                   ---------

    The Company applies APB No. 25 and related interpretations in accounting for its stock option plans as described in Note 1. Accordingly, no compensation cost has been recognized in 1995, 1996 or 1997 related to these plans. The fair value of each option granted is determined on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield, expected volatility of .001, risk-free interest rate of 6.63% and expected option life of three years. The fair value of the options was determined to be zero.

13.  INCOME TAXES

    At December 31, 1997, the Company had tax net operating loss carryforwards of $6.8 million that expire beginning in 2008 and ending in 2012.

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liability at December 31, 1996 and 1997 are presented below:

                                                                             DECEMBER 31,
                                                                     ------------------------------
                                                                          1996           1997
                                                                          ----           ----
             Deferred tax assets
               Net operating loss carryforwards..................    $   2,542,000   $   2,574,000
               Other..............................................          72,000         313,000
                                                                     -------------   -------------
                 Total deferred tax assets........................       2,614,000       2,887,000
             Deferred tax liability
               Change to accrual method for income tax purposes...         908,000         702,000
                                                                     -------------   -------------
             Net deferred tax asset (before valuation allowance)..       1,706,000       2,185,000
             Less valuation allowance.............................      (1,706,000)     (2,185,000)
                                                                     -------------   -------------
             Net deferred tax asset...............................   $          --   $          --
                                                                     =============   =============

14.  EMPLOYEE BENEFIT PLANS

    As of January 1, 1997, the Company adopted a tax qualified employee savings and retirement plan (the "401(k) Plan") covering the Company's employees. Pursuant to the 401(k) Plan, eligible employees may elect to contribute to the 401(k) Plan up to the lesser of 15% of their annual compensation or the statutorily prescribed annual limit ($9,500 in 1997). The Company matches 25% of the contributions of employees, up to 4% of each employee's salary. All employees who were employed at December 31, 1996, and new hires who thereafter attain at least one year's service, are eligible to participate in the 401(k) Plan. The amount of matching contribution by the Company during the year ended December 31, 1997 was $43,000.

    The Trustees of the 401(k) Plan, at the direction of each participant, invest the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under Section 401 of the Code, so that contributions to the 401(k) Plan, and income earned on the 401(k) Plan contributions, are not taxable until withdrawn. Matching contributions by the Company are deductible when made.

15.  RELATED PARTY TRANSACTIONS

    The Company is a party to the following transactions with related parties by virtue of common ownership:

                                                    YEARS ENDED DECEMBER 31,
                                         -----------------------------------------------
                                              1995            1996            1997
                                              ----            ----            ----
 Legal fees.......................        $     82,000    $    133,000    $    260,000
 Insurance expense................              50,000           6,000          75,000
 Rent expense.....................              46,000         109,000         180,000
 Leasehold expenditures...........                  --         427,000         175,000

16.  COMMITMENTS

    COMMITMENTS. The Company leases facility space and equipment under noncancelable operating leases. Minimum annual lease payments under these leases are as follows:

                                    YEAR ENDING                    AMOUNT
                                    -----------                    ------
                       1998.............................       $   1,278,000
                       1999.............................           1,123,000
                       2000.............................             909,000
                       2001.............................             795,000
                       2002.............................             556,000
                       Thereafter.......................           4,925,000
                                                               -------------
                       Total............................       $   9,586,000
                                                               =============

    Rental expense under these operating leases was $753,000, $1,046,000 and $1,222,000 (of which $245,000, $257,000 and $209,000, respectively, relate to equipment leases for patient care and are included in facilities expenses) for the years ended December 31, 1995, 1996 and 1997, respectively.

    As of December 31, 1997, the Company was completing construction of three DE NOVO facilities. These three facilities will require capital expenditures relating to leasehold improvements and equipment approximating $3.0 million. Additionally, lease agreements ranging from five to 20 years contain minimum annual lease payments ranging from $63,000 to $175,000.

    LITIGATION. The Company is subject to claims and suits in the ordinary course of business, including those arising from patient treatments, which the Company believes are covered by insurance. The Company is not involved in any material litigation and is not aware of any potential claims which would give rise to material liability.

17.  EXTRAORDINARY ITEM

    In October 1997, as part of the use of proceeds of its Offering, the Company satisfied a subordinated loan which had an outstanding balance of $6.3 million. In connection with the early extinguishment of this debt, the Company recognized an extraordinary charge of approximately $1.4 million consisting of the following:

Write-off of related unamortized financing costs......   $   1,006,000
Prepayment finance charge on loan.....................          63,000
Unamortized discount on loan..........................         100,000
Redemption of warrants costs..........................         272,000
                                                         -------------
    Extraordinary charge for early retirement
      of debt.........................................   $   1,441,000
                                                         =============

18.  SUBSEQUENT EVENTS

    In March 1998, the Company entered into a definitive agreement to acquire certain assets of a privately held dialysis service company in the southeast with four facilities treating approximately 180 patients. The purchase price of $4.5 million was paid in cash at closing on March 27, 1998.

    In March 1998, the Company signed a commitment letter for a $15 million facility with a financial institution to be used primarily for working capital and acquisitions. The financial institution must complete its due diligence and the terms of the credit agreement must still be finalized. If successfully negotiated, this facility would replace the Line of Credit and the Lease Line.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth certain information with respect to the executive officers and directors of the Company as of December 31, 1997:

           NAME                  AGE                         POSITION
-------------------------        ---      --------------------------------------------
Milton J. Wallace(1).....        62       Chairman of the Board
Arthur G. Shapiro, M.D.(1)       59       Vice Chairman of Board, Director of Medical
                                            Affairs
James P. Shea(1).........        56       President, Chief Executive Officer, Director
Orestes L. Lugo..........        39       Vice President-- Finance, Chief Financial
                                            Officer
Patsy L. Anders..........        53       Vice President-- Business Development
Mignon B. Early..........        34       Vice President-- Operations
Jeffery C. Finch.........        36       Vice President
Eugene P. Conese, Sr.(2).        67       Director
C. David Finch, M.D......        38       Director
John E. Hunt, Sr.(2).....        79       Director
Charles J. Simons(2)(3)..        79       Director
Mark D. Wallace..........        29       Director, Secretary
Jeffrey H. Watson(3).....        39       Director

----------

(1) Member of the Executive Committee.
(2) Member of the Compensation and Stock Option Committee.
(3) Member of the Audit Committee.

    MILTON J. WALLACE is a co-founder of the Company and has been Chairman of the Board of the Company since its inception in July 1993. Mr. Wallace has been a practicing attorney in Miami for over 30 years, and is currently a shareholder in the law firm of Wallace, Bauman, Fodiman & Shannon, P.A. He was a co-founder and a member of the Board of Directors of Home Intensive Care, Inc., a provider of home infusion and dialysis services, serving as Chairman of its Executive Committee from 1985 through July 1993 and Chairman of the Board from December 1989 until July 1993. Home Intensive Care, Inc. was acquired by W.R. Grace & Co. in July 1993. Mr. Wallace is Chairman of the Board of Med/Waste, Inc., a provider of medical waste management services. He is a director of several private companies and is Chairman of the Dade County Florida, Housing Finance Authority. Mr. Wallace is the father of Mark D. Wallace, a Director of the Company.

    ARTHUR G. SHAPIRO, M.D. is a co-founder of the Company and has been Vice Chairman of the Company's Board and Director of Medical Affairs since the Company's inception in July 1993. Dr. Shapiro has held an appointment to the University of Miami School of Medicine as a professor of clinical obstetrics and gynecology since January 1995. From 1985 until 1995, he was engaged in the private practice of medicine. He is board certified in obstetrics and gynecology, reproductive endocrinology and laser surgery. He is a Fellow in the American College of Obstetrics and Gynecology and the American College of Endocrinology. Dr. Shapiro was a co-founder of Home Intensive Care, Inc. and served on its Board of Directors from 1985 until July 1993. Dr. Shapiro also served as Home Intensive Care, Inc.'s Medical Director from 1990 until July 1993. He serves as Chairman of the Board of Bankers Savings Bank, Coral Gables, Florida and as a Director of Med/Waste, Inc.

    JAMES P. SHEA has been President and Chief Executive Officer of the Company since August 1993 and a Director since December 1993. From July 1992 until June 1993, he served as Director General for Home Intensive Care, Inc.'s international division. From 1986 to 1990, he was Senior Vice President of Protocare, Inc., an infusion therapy and respiratory care provider, which he helped establish. From 1985 to 1986, he was General Manager of the health care products division of The Norton Company, a manufacturer of engineered materials. From 1983 to 1985, he was President of the infusion division of National Medical Care, Inc., a kidney dialysis and infusion therapy provider, which is now owned by Fresenius Medical Care AG.

    ORESTES L. LUGO has served as the Company's Vice President -- Finance and Chief Financial Officer since August 1995. From March 1994 until August 1995, he was Chief Financial Officer of PacifiCare of Florida, a health maintenance organization and subsidiary of PacifiCare Health Systems, Inc. From September 1993 until March 1994, he was Chief Financial Officer of Supreme International, Inc., a clothing manufacturer. From July 1989 until September 1993, Mr. Lugo served as Vice President of Finance for Home Intensive Care, Inc. From 1980 to 1989, Mr. Lugo was employed by the public accounting firm of Touche Ross, last as a senior manager. Mr. Lugo is a Certified Public Accountant.

    PATSY L. ANDERS has served as the Company's Vice President -- Business Development since January 1996. From the Company's inception in July 1993 through January 1996, she served as the Company's Director of Business Development. From 1990 until July 1993, Ms. Anders was the Physician Liaison for Quality Care Dialysis Centers, Inc., the wholly-owned dialysis facility subsidiary of Home Intensive Care, Inc. From 1986 through 1990, Ms. Anders was Director of Physician Relations for Home Intensive Care, Inc. In 1989, Ms. Anders founded Anders and Associates, a physician placement firm specializing in the placement of nephrologists, and has served as its President since its inception.

    MIGNON B. EARLY, RN, BSN has been the Company's Vice President -- Operations since January 1997. From July 1995 until January 1997, she was the Company's Director of Training and Development. From January 1994 until July 1995, she served as a clinic administrator for the Company in the St. Louis, Missouri region. From December 1990 until January 1994, Ms. Early was a clinic administrator for Quality Care Dialysis Centers, Inc. Ms. Early is a registered nurse.

    JEFFERY C. FINCH has been a Vice President of the Company since December 1995. From June 1990 until December 1995, Mr. Finch served as Chief Executive Officer of Dialysis Facilities, Inc., a dialysis company which owned three dialysis facilities purchased by the Company in December 1995, which Mr. Finch co-founded in 1990. He is a principal of JCD Partnership, a real estate and property management firm. Mr. Finch is the brother of C. David Finch, M.D., a Director of the Company.

    EUGENE P. CONESE, SR. has been a Director of the Company since November 1996. Mr. Conese has been a private investor since September 1997. From 1987 until September 1997, he served as Chairman of the Board of Directors and Chief Executive Officer of Greenwich Air Services, Inc., a provider of repair and overhaul services for gas turbine aircraft engines. Greenwich Air Services, Inc. was acquired by General Electric Company in September 1997. Mr. Conese is a Director of Trans World Airlines, Inc. and is a member of the Board of Trustees of Iona College.

    C. DAVID FINCH, M.D. has been a Director of the Company since December 1995, when the Company acquired Dialysis Facilities, Inc., a dialysis company he co-founded in 1990. He is a board certified nephrologist and maintains a private practice of medicine in nephrology and hypertension in Jackson, Mississippi. Dr. Finch serves as the Medical Director of the Company's dialysis facilities in the Jackson, Mississippi area. He also serves as Director of Dialysis at Vicksburg Medical Center and Parkview Regional Medical Center. He is a principal in JCD Partnership, a real estate and property management firm, and the brother of Jeffery C. Finch, a Vice President of the Company.

    JOHN E. HUNT, SR. has been a Director of the Company since its inception in July 1993. Since August 1983, Mr. Hunt has been Chairman of the Board of Hunt Insurance Group, Inc., an insurance agency holding company. For the previous 40 years, Mr. Hunt was President of John E. Hunt & Associates, a Tallahassee and Miami, Florida insurance agency. For the past 13 years, he has also been President of Insurance Consultants and Analysis, Inc., an insurance consulting firm. Mr. Hunt serves as Chairman of the Board of Trustees of the Florida Police Chiefs' Education and Research Foundation, Inc., and as a trustee of Florida Southern College. Mr. Hunt was a Director of Home Intensive Care, Inc. from 1985 until July 1993.

    CHARLES J. SIMONS has been a Director of the Company since its inception in July 1993. Mr. Simons is the Chairman of the Board of G.W. Plastics, Inc., a plastics manufacturer, and is an independent management and financial consultant. From 1940 to 1981, he was employed by Eastern Airlines, last serving as Vice Chairman, Executive Vice President and as a Director. Mr. Simons is a Director of Arrow Air, Inc., a cargo air carrier; Bessemer Trust of Florida, an investment management firm; Calspan Corporation, an aerospace company; and a number of private companies. He was also a Director of Home Intensive Care, Inc. from 1988 until July 1993. Mr. Simons is the Chairman of the Board of the Matthew Thornton Health Plan. From 1985 until 1992, he was a Director of General Development Corp., now known as Atlantic Gulf Development Corp., a real estate development company, and became Chairman of the Board and Chief Executive Officer just prior to that company's Chapter 11 bankruptcy filing in April 1990. Mr. Simons resigned all positions prior to that company's emergence from bankruptcy in 1992.

    MARK D. WALLACE has been Secretary and a Director of the Company since the Company's inception in July 1993. Since July 1992, Mark Wallace has been a practicing attorney and is currently a partner at the law firm of Stack, Fernandez and Anderson, P.A. Mr. Wallace is the son of Milton J. Wallace, Chairman of the Board of the Company.

    JEFFREY H. WATSON has been a Director of the Company since July 1994. Since December 1995, he has been Chairman of the Board and President of J. Watson & Co., a government relations and business consulting firm. From June 1994 until December 1995, he was Vice President for Government Relations of the Jefferson Group, an independent public affairs firm. From January 1993 until June 1994, Mr. Watson served as Deputy Assistant for Inter-Governmental Affairs for the Clinton Administration. From December

1991 through November 1992, Mr. Watson was employed by the election campaign for President Clinton. From 1989 until November 1991, Mr. Watson served as Finance Administrator for the City of Miami, Florida's Department of Development and Housing Conservation. From 1986 until January 1989, he served as an Administrative Assistant for the Mayor of Miami, Florida. From September 1985 through March 1986, he was a Managing Partner and Chief Financial Manager of J. Howard Industries, a company involved in low-income housing redevelopment and construction.

BOARD OF DIRECTORS

    The Company's Board of Directors is divided into three classes. The members of each class serve for staggered three year terms, including three Class I directors (Charles J. Simons, Jeffrey H. Watson and Eugene P. Conese, Sr.), three Class II directors (Mark D. Wallace, John E. Hunt, Sr. and James P. Shea) and three Class III directors (Milton J. Wallace, Arthur G. Shapiro and C. David Finch). Class II, III and I director terms expire upon the election of directors at the annual meeting of shareholders to be held in 1998, 1999 and 2000, respectively. Directors hold office until the expiration of their respective terms and until their successors are elected, or until death, resignation or removal. Each officer serves at the discretion of the Board of Directors, subject to certain contractual rights described below.

COMMITTEES OF THE BOARD OF DIRECTORS

    The Board of Directors has established standing Executive, Audit and Compensation and Stock Option Committees. The Executive Committee consists of Milton J. Wallace, Arthur G. Shapiro and James P. Shea. When the Board of Directors is not in session, the Executive Committee possesses all of the powers of the Board. Although the Executive Committee has broad powers, in practice it meets infrequently to take formal action on a specific matter when it would be impractical to call a meeting of the full Board.

    The Audit Committee consists of Charles J. Simons and Jeffrey H. Watson. The functions of the Audit Committee are to recommend to the Board the appointment of independent public accountants for the annual audit of the Company's financial statements; review the scope of the annual audit and other services the auditors are asked to perform; review the report on the Company's financial statements following the audit; review the accounting and financial policies of the Company; and review management's procedures and policies with respect to the Company's internal accounting controls.

    The Compensation and Stock Option Committee consists of Eugene P. Conese, Sr., John E. Hunt, Sr. and Charles J. Simons. The functions of the Compensation and Stock Option Committee are to review and approve salaries, benefits and bonuses for all executive officers of the Company; to review and recommend to the Board matters relating to employee compensation and benefit plans; and to administer the Company's 1994 Employee Stock Option Plan.

DIRECTOR COMPENSATION

    Directors who are officers or employees of the Company receive no additional compensation for their services as members of the Board of Directors. Non-employee directors do not currently receive any cash compensation for service on the Board of Directors, but received reimbursement of expenses. Non-employee directors receive annual grants of options under the Directors Stock Option Plan ("Directors Plan") described below. In addition, Milton J. Wallace and Dr. Shapiro, as compensation for services rendered to the Company, each received options to purchase 16,667 shares of Common Stock in April 1995. Such options have an exercise price of $6.00 per share and are exercisable through April 2000.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    The Company's officers and directors are required to file Forms 3, 4 and 5 with the Securities and Exchange Commission in accordance with Section 16(a) of the Securities and Exchange Act of 1934, as amended and the rules and regulations promulgated thereunder. Based solely on a review of such reports furnished to the Company as required by Rule 16(a)-3, no director failed to timely file such reports in 1997.

ITEM 11.  EXECUTIVE COMPENSATION

    SUMMARY COMPENSATION INFORMATION. The following table summarizes the compensation earned by, and paid to, the Company's President and Chief Executive Officer and each other executive officer for the two years ended December 31, 1997 who received compensation in excess of $100,000 for such period (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                      Long Term
                                                                                                 Compensation Award
                                                                                               ------------------------
                                                                                                     Securities
                                                                            Other Annual             Underlying
   Name and Principal Position       Year     Salary (1)      Bonus          Compensation            Options (#)
-----------------------------------------------------------------------------------------------------------------------
James P. Shea                        1997    $   128,465   $       --       $    8,630                  33,334
  President and CEO                  1996        110,000           --            5,160                  13,334

Orestes L. Lugo                      1997    $   114,617   $       --       $    7,110                  26,667
  Vice President--Finance            1996        102,500        4,000            5,160                  11,667
  and CFO

----------

(1) The Company provides its officers with certain non-cash group life and health benefits generally available to all salaried employees. Such benefits are not included in the above table pursuant to applicable Securities and Exchange Commission rules. No Named Executive Officer received aggregate personal benefits or perquisites that exceed the lesser of $50,000 or 10% of his total annual salary and bonus for such year. Following the Offering, the Named Executive Officers' annual salaries were increased to $190,000 for Mr. Shea and $155,000 for Mr. Lugo. See "Employment Agreements" below.

    STOCK OPTION GRANTS. The following table sets forth information concerning grants of stock options to each of the Named Executive Officers during the year ended December 31, 1997:

                       OPTIONS GRANTED IN LAST FISCAL YEAR

                                                 Individual Grants
                     ---------------------------------------------------------------------------    Potential Realizable
                                                                                                      Value at Assumed
                                                                                                       Annual Rate of
                           Number of          % of Total Options                                  Stock Price Appreciation
                          Securities              Granted to         Exercise or                   for Option Term ($)(3)
                      Underlying Options     Employees in Fiscal     Base Price     Expiration    ------------------------
       Name              Granted(#)(1)               Year             ($/Share)        Date           5%           10%
-------------------------------------------------------------------------------------------------------------- -------------
James P. Shea               33,334                   21%                $8.00        4/21/02     $    73,700   $   162,800
Orestes L. Lugo             26,667                   17%                $8.00        4/21/02          58,900       130,200

----------

(1) All such options were granted pursuant to the 1994 Employee Stock Option Plan. Options granted during fiscal year 1997 vest over three years, with 25% of such options vesting six months following the date of grant, 25% on the first anniversary from the date of grant and 25% at the end of each succeeding year from the grant date.
(2) Based on an aggregate of 159,704 options granted to employees in 1997, including the Named Executive Officers.
(3) The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price.

    YEAR-END OPTION HOLDINGS. The following table sets forth certain aggregated option information for the Named Executive Officers for the year ended December 31, 1997:

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES


                                  NUMBER OF SECURITIES                        VALUE OF UNEXERCISED
                                       UNDERLYING                                 IN-THE-MONEY
                                 UNEXERCISED OPTIONS(#)                            OPTIONS(2)
                       -----------------------------------------------------------------------------------
         NAME(1)            EXERCISABLE          UNEXERCISABLE          EXERCISABLE          UNEXERCISABLE
         -------            -----------          -------------          -----------          -------------
     James P. Shea            32,085                 34,584                 --                    --
     Orestes L. Lugo          18,751                 27,917                 --                    --

----------

(1) No options were exercised by the above Named Executive Officers during the fiscal year ended December 31, 1997.
(2) The value of unexercised options represents the difference between the exercise price of the options and the closing sales price of the Company's Common Stock on December 31, 1997 of $5.25 as reported by NASDAQ/NMS.

EMPLOYMENT AGREEMENTS

    In April 1997, the Company entered into two year employment agreements with James P. Shea, the Company's President and Chief Executive Officer, and Orestes
L. Lugo, Vice President -- Finance and Chief Financial Officer. The employment agreements provide for base salaries of $190,000 and $155,000 for Mr. Shea and Mr. Lugo, respectively. Base salary for each officer is increased on the anniversary of each year during the term by a minimum of 6%. Each officer receives an automobile allowance and certain other non-cash benefits, including life, health and disability insurance. Each employment agreement is automatically renewed for two years at the end of the initial term and each extended term, unless either party provides notice of termination at least 90 days prior to the expiration of such term. If either officer is terminated without cause during the term of their respective agreements, such officer will be entitled to severance equal to the greater of the remaining base salary due under the agreement or one year's base salary.

    Both Mr. Shea and Mr. Lugo are entitled to receive bonuses in each fiscal year during the term of their agreements. Such agreements require the Board of Directors to establish incentive bonus plans for each fiscal year which would provide a means for each officer to earn a bonus up to 100% of their respective base salaries upon the achievement of established goals and criteria.

    The respective employment agreements grant to each of Mr. Shea and Mr. Lugo the right to terminate his employment agreement within 90 days following a "change of control," and to receive an amount equal to the greater of: (i) base salary due for the remainder of the term of the agreement had it not been terminated; or (ii) two years base salary. Such change of control severance is payable 50% in cash on the effective date of such termination, with the balance payable over a six month period. For the purposes of the employment agreements, "change of control" is defined as: (i) the acquisition, other than from the Company directly, by any person, entity or group, within the meaning of ss. 13(d) or 14(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), of beneficial ownership of 25% or more of the outstanding Common Stock; (ii) if the individuals who serve on the Board as of the date of the employment agreement, no longer constitute a majority of the members of the Board; provided, however, any person who becomes a director subsequent to such date, who was elected to fill a vacancy by a majority of the individuals then serving on the Board, shall be considered as if a member prior to such date; (iii) approval by a majority of the voting stock of the Company of a merger, reorganization or consolidation whereby the shareholders of the Company immediately prior to such approval do not, immediately after consummation of such reorganization, merger or consolidation own more than 50% of the voting stock of the surviving entity; or
(iv) a liquidation or dissolution of the Company, or the sale of all or substantially all of the Company's assets.

STOCK OPTION PLANS

EMPLOYEE PLAN

    In April 1994, the Company's shareholders approved a 1994 Employee Stock Option Plan ("Employee Plan"). The Employee Plan is designed as an incentive program to cause employees to increase their interest in the Company's performance and to attract and retain qualified personnel. Subject to certain anti-dilution provisions, the Employee Plan consists of 666,667 shares of Common Stock reserved for issuance upon the exercise of options which may be granted, including 325,048 shares subject to outstanding options.

    The Employee Plan is administered by the Compensation and Stock Option Committee. The Compensation and Stock Option Committee has the discretion, among other things, as to whom to grant options, the amount of options, the terms of options and the exercise prices. All employees of the Company are eligible to receive options under the Employee Plan. Such employees are eligible to receive either "incentive" or "nonqualified" stock options, subject to the limitations of the Internal Revenue Code of 1986, as amended (the "Code"). The exercise price of an incentive stock option may not be less than 100% of the market price of the underlying Common Stock as of the date of grant. No option may be granted which has a term longer than 10 years. Stock options may have vesting requirements as established by the Compensation and Stock Option Committee, but, except in the case of an employee's death or permanent disability, in no event may the options be exercisable until six months after grant. All vested options under the Employee Plan become immediately vested in full upon a change of control of the Company, as such term is defined in the Employee Plan.

    Upon termination of an optionee's employment with the Company for any reason, all options granted to such employee under the Employee Plan would terminate immediately, except that the Compensation and Stock Option Committee has the discretion to permit such holder to exercise vested options for a period of 90 days after termination. Options granted under the Employee Plan may not be transferred and are not exercisable except by the employee.

    The Employee Plan provides for the automatic grant of "reload" options to an employee, who pays all, or a portion of, an exercise price by delivery of shares of Common Stock then owned by such employee. Reload options are granted for each share of Common Stock so tendered. The exercise price of such reload option is the then fair market value of the Common Stock. All other terms of the reload options would be identical to the original options; provided, however, that if the expiration date is less than one year, the expiration date is extended to one year from the date of issuance of the reload options.

    As of December 31, 1997, options to purchase a total of 325,048 shares of Common Stock, with a weighted average exercise price of $6.98, have been granted to executive officers and other employees of the Company. Each option granted has a term of five years. Options are not exercisable until six months after the date of grant and vest 25% at the end of six months and 25% on each anniversary of such grant until 100% are vested.

DIRECTORS PLAN

    In April 1994, the Company's shareholders adopted the Directors Plan. Subject to certain anti-dilution provisions in the Plan, there are 166,667 shares of Common Stock reserved for issuance upon the exercise of options which may be granted pursuant to the Directors Plan, including 30,016 shares subject to outstanding options. All non-employee directors are eligible to receive grants of options ("Eligible Directors"). Each Eligible Director receives automatic, non-discretionary grants of options based upon specific criteria set forth in the Directors Plan. On April 27 of each year, each Eligible Director receives non-qualified options to purchase 834 shares of Common Stock for service on the Board of Directors and additional options to purchase 334 shares for service on each committee of the Board, other than the Executive Committee, for which members would receive options to purchase 834 shares. Also, additional options to purchase 334 shares are granted to Eligible Directors who serve as a chairman of each standing committee of the Board, other than the chairman of the Executive Committee, who would receive options to purchase 834 shares.

    The exercise price of each option granted under the Directors Plan is equal to the fair market value of the Common Stock on the date of grant as determined in accordance with the provisions of the Directors Plan. All options granted have a term of five years, but, except in the case of an Eligible Director's death or permanent disability, are not exercisable until six months after the date of grant. No option is transferable by the Eligible Director, except by the laws of descent and distribution. If the Eligible Director's membership on the Board terminates, including by reason of death, such options are exercisable for the lesser of the remaining term of such option, or one year.

    The Directors Plan provides for the automatic grant of "reload" options to an Eligible Director, who pays all, or a portion of, an exercise price by delivery of shares of Common Stock then owned by such Eligible Director. Reload options are granted for each share of Common Stock so tendered. The exercise price of such reload option is the then fair market value of the Common Stock. All other terms of the reload options, including the expiration date, would be identical to the original options, provided, however, that if the expiration date is less than one year, the expiration date is extended to one year from the date of issuance of the reload options.

    As of December 31, 1997, options to purchase 30,016 shares of Common Stock, with a weighted average exercise price of $6.71 per share, have been automatically granted to Eligible Directors as a group.

401(K) PLAN

    As of January 1997, the Company adopted a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering the Company's employees. Pursuant to the 401(k) Plan, eligible employees may elect to contribute to the 401(k) Plan up to the lesser of 15% of their annual compensation or the statutorily prescribed annual limit ($9,500 in 1997). The Company matches 25% of the contributions of employees up to 4% of each employee's salary. All employees who were employed at December 31, 1997 and new hires who thereafter attain at least one year's service are eligible to participate in the 401(k) Plan.

    The Trustees of the 401(k) Plan, at the direction of each participant, invest the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under Section 401 of the Code, so that contributions to the 401(k) Plan, and income earned on the 401(k) Plan contributions are not taxable until withdrawn. Matching contributions by the Company are deductible when made.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    None of the members of the Company's Compensation and Stock Option Committee is or has been an officer or employee of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of December 31, 1997, with respect to the beneficial ownership of the Company's Common Stock by: (i) each person who is known by the Company to own more than 5% of such shares of Common Stock; (ii) each Named Executive Officer; (iii) each of the Company's directors; and (iv) all directors and executive officers as a group.

                                                          NUMBER OF SHARES          PERCENT OF SHARES
      NAME AND ADDRESS OF BENEFICIAL OWNER(1)          BENEFICIALLY OWNED(2)      BENEFICIALLY OWNED(3)
     --------------------------------------------      ---------------------      ---------------------
     Arthur G. Shapiro, M.D.(4)..............                769,759                     11.0%
     Milton J. Wallace(5)....................                744,558                     10.7
     James P. Shea(6)........................                216,688                      3.2
     C. David Finch, M.D.(7).................                195,947                      2.8
     John E. Hunt, Sr.(8)....................                 80,987                      1.2
     Orestes L. Lugo(9)......................                 60,403                      *
     Charles J. Simons(10)...................                 34,187                      *
     Eugene P. Conese, Sr.(11)...............                 22,334                      *
     Mark D. Wallace(12).....................                 15,336                      *
     Jeffrey H. Watson(13)...................                  7,002                      *
     All executive officers and directors as group
       (13 persons)(14)......................              2,283,666                     32.7%

----------

    * Less than one percent.

    (1) Unless otherwise indicated, the address for each beneficial owner is c/o the Company at 2100 Ponce de Leon Boulevard, Suite 950, Coral Gables, Florida 33134.

    (2) Except as set forth herein, all securities are directly owned and the sole investment and voting power are held by the person named. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days of December 31, 1997 upon the exercise of options or warrants.

    (3) Based upon 6,974,247 shares of Common Stock issued and outstanding. Each beneficial owner's percentage is determined by assuming that all such exercisable options or warrants that are held by such person (but not those held by any other person) have been exercised.

    (4) Except as set forth herein, all shares of Common Stock are owned jointly by Dr. Shapiro and his wife. Includes: (i) 17,234 shares of Common Stock owned by Dr. Shapiro's Individual Retirement Account; (ii) 21,669 shares of Common Stock issuable upon exercise of stock options; (iii) 106,122 shares of Common Stock (including 8,655 shares of Common Stock issuable upon exercise of warrants and Series B Warrants) owned by a corporation, of which Dr. Shapiro is an officer and director; and (iv) 3,750 shares of Common Stock issuable upon exercise of Series B Warrants owned by Dr. Shapiro's Individual Retirement Account.

    (5) Mr. Wallace's address is 2222 Ponce de Leon Boulevard, Coral Gables, Florida 33134. Except as set forth herein, all shares of Common Stock are owned jointly by Mr. Wallace and his wife. Includes: (i) 12,000 shares of Common Stock owned by

        Milton J. Wallace and his wife as custodian for a minor child; (ii) 35,600 shares of Common Stock owned by Mr. Wallace's Individual Retirement Account; (iii) 106,122 shares of Common Stock (including 8,655 of Common Stock issuable upon exercise of warrants and Series B Warrants) owned by a corporation, of which Mr. Wallace is an officer, director and controlling stockholder, (iv) 20,836 shares of Common Stock issuable upon exercise of stock options; and (v) 15,000 shares of Common Stock issuable upon exercise of Series B Warrants owned by his Individual Retirement Account.

    (6) Except as set forth herein all shares are owned jointly by Mr. Shea and his wife. Includes: (i) 32,087 shares of Common Stock issuable upon exercise of stock options; (ii) 33,334 shares of Common Stock issuable upon exercise of warrants; and (iii) 15,000 shares of Common Stock issuable upon exercise of Series B Warrants.

    (7) Includes 3,750 shares of Common Stock issuable upon exercise of stock options.

    (8) Includes: (i) 3,669 shares of Common Stock issuable upon exercise of stock options; (ii) 6,667 shares of Common Stock issuable upon exercise of warrants; (iii) 11,667 shares of Common Stock owned by Mr. Hunt's spouse; (iv) 1,667 shares of Common Stock issuable upon exercise of warrants owned by his spouse; and (v) 3,750 shares of Common Stock issuable upon exercise of Series B Warrants. Mr. Hunt disclaims beneficial ownership of the shares owned by his spouse.

    (9) Includes: (i) 18,752 shares of Common Stock issuable upon exercise of stock options; (ii) 3,334 shares of Common Stock issuable upon exercise of warrants; and (iii) 3,750 shares of Common Stock issuable upon exercise of Series B Warrants.

   (10) Includes: (i) 5,002 shares of Common Stock issuable upon exercise of stock options; (ii) 1,667 shares of Common Stock issuable upon exercise of warrants; and (iii) 7,500 shares of Common Stock issuable upon exercise of Series B Warrants.

   (11) Includes: (i) 2,334 shares of Common Stock issuable upon exercise of stock options; and (ii) 5,000 shares of Common Stock issuable upon exercise of warrants.

   (12) Includes 3,336 shares of Common Stock issuable upon exercise of stock options.

   (13) Includes 4,002 shares of Common Stock issuable upon exercise of stock options.

   (14) Includes: (i) 148,357 shares of Common Stock issuable upon exercise of options; (ii) 58,336 shares of Common Stock issuable upon exercise of warrants; and (iii) 54,488 shares of Common Stock issuable upon exercise of Series B Warrants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    JCD Partnership, a real estate holding and property management firm, of which C. David Finch, M.D., Jeffery Finch and Charles D. Finch, Sr. are the principals, owns the real property and improvements at the Company's dialysis facilities at Jackson, Mississippi and Delta, Louisiana. JCD Partnership leases the properties to the Company pursuant to ten year leases, in which the Company pays annual rent of $92,400 and $82,500, respectively. The Company paid $427,000 and $175,000 to JCD Partnership in connection with the leasehold improvements at each facility.

    C. David Finch, M.D. owed DFI approximately $85,000 at the time of DFI's acquisition by the Company evidenced by a note. C. David Finch, M.D. is obligated to repay the Company over a three-year period with interest at the rate of 8% per annum. Such repayments may come from any bonuses C. David Finch, M.D. may earn in connection with his employment as a medical director with the Company. The balance of the note, if not then paid, will be payable upon demand by the Company at the end of three years. As of December 31, 1996 and 1997, approximately $85,000 in principal remained unpaid, together with accrued interest of $6,800 and $13,600 as of such dates, respectively.

    Milton J. Wallace, Chairman of the Board of Directors of the Company, is a shareholder of the law firm of Wallace, Bauman, Fodiman & Shannon, P.A. The law firm serves as general counsel to the Company for which the firm received $260,000 during 1997.

    John E. Hunt, Sr., a Director of the Company, is Chairman of the Board of Directors of Hunt Insurance Group, Inc., an insurance agency. Hunt Insurance Group, Inc. arranges for various types of insurance policies for the Company and receives commissions as a result of such policies.

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

         (a)       Exhibits furnished as part of this report:

                  (1) Financial Statements. The financial statements required are included in PART II, Item 7.

         (b)       Report on Form 8K - None.

         (c) Exhibits - The following exhibits as required by Item 601 of Regulation S-K are filed herewith.

EXHIBIT
NUMBER                                    DESCRIPTION
------                                    -----------
  *2     --     Agreement and Plan of Merger by and between Renex Corp., Renex
                Acquisition Corp., Dialysis Facilities, Inc., C. David Finch,
                Jr., Charles D. Finch, Sr., and Jeffery C. Finch dated December
                29, 1995
  *3.1   --     Articles of Incorporation of the Company
  *3.2   --     By-Laws of the Company
  *4.1   --     Specimen Certificate of Common Stock
  *4.2   --     Form of Representatives' Warrant Agreement
 *10.1   --     Employment Agreement dated April 22, 1997 by and between Renex
                Corp. and James P. Shea
 *10.2   --     Employment Agreement dated April 22, 1997 by and between Renex
                Corp. and Orestes L. Lugo
 *10.3   --     Loan and Security Agreement by and between DVI Business as of
                August 23, 1996
 *10.4   --     Directors Stock Option Plan
 *10.5   --     1994 Employee Stock Option Plan
 *10.6   --     Master Lease Agreement by and between Renex Corp. and Morcroft
                Leasing Corp. as of January 1, 1994
 *10.7   --     Lease Agreement by and between JCD Partnership and Renex
                Dialysis Facilities, Inc. dated December 29, 1995 for certain property located in Jackson, Mississippi
 *10.8   --     Lease Contract and Agreement by and between JCD Partnership and
                Renex Dialysis Facilities, Inc. dated December 29, 1995 for certain property located in Jackson, Mississippi
 *10.9   --     Lease Contract and Agreement by and between JCD Partnership and
                Renex Dialysis Facilities, Inc. dated December 29, 1995 for certain property located in Delta, Louisiana
  11.1   --     Computation of per share earnings
  21.1   --     Subsidiaries of the Company
  27.1   --     Financial Data Schedule (for SEC use only)
  27.2   --     Financial Data Schedule (Restated) (for SEC use only)

         *Incorporated by reference to the Company's Registration Statement on Form S-1 File No. 333-32611.

         (d) Financial Statement Schedules - The following financial statement schedules required by Regulation S-X are herewith filed as follows.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                         RENEX CORP.

          Date: March 27, 1998           By: /s/ JAMES P. SHEA
                --------------               ---------------------------------
                                         James P. Shea
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicates.

                          SIGNATURE                                 TITLE                          DATE
                          ---------                                 -----                          ----
                    /s/ MILTON J. WALLACE             Chairman of the Board                   March 27, 1998
                 ----------------------------           Of Directors
                      Milton J. Wallace

                 /s/ ARTHUR G. SHAPIRO, M.D.          Vice Chairman of the Board              March 27, 1998
                 ----------------------------         Director of Medical Affairs
                   Arthur G. Shapiro, M.D.

                      /s/ JAMES P. SHEA               President/CEO, Director                 March 27, 1998
                 ----------------------------
                        James P. Shea

                     /s/ MARK D. WALLACE              Director                                March 27, 1998
                 ----------------------------
                       Mark D. Wallace

                  /s/ EUGENE P. CONESE, SR.           Director                                March 27, 1998
                 ----------------------------
                    Eugene P. Conese, Sr.

                   /s/ C. DAVID FINCH, M.D.           Director                                March 27, 1998
                 ----------------------------
                     C. David Finch, M.D.

                    /s/ JOHN E. HUNT, SR.             Director                                March 27, 1998
                 ----------------------------
                      John E. Hunt, Sr.

                    /s/ JEFFREY H. WATSON             Director                                March 27, 1998
                 ----------------------------
                      Jeffrey H. Watson

                    /s/ CHARLES J. SIMONS             Director                                March 27, 1998
                 ----------------------------
                      Charles J. Simons

                     /s/ ORESTES L. LUGO              Vice President/Chief                    March 27, 1998
                 ----------------------------            Financial and Principal
                       Orestes L. Lugo                   Accounting Officer
