Form 10-Q
period 1998-03-31
RENEX CORP
filed 1998-05-15
CIK 911953

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For Quarterly Period Ended March 31, 1998
                                       OR
[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-23165


                                   RENEX CORP.
             (Exact name of Registrant as specified in its charter)

               Florida                                  65-0422087
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


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

          Title of Each Class                Number of Shares Outstanding
              Common Stock                          March 31, 1998
                                                      6,977,372

                                   RENEX CORP.

                          QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 1998

                                TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
                                     PART I--FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets
                  March 31, 1998 (unaudited) and December 31, 1997                       1

         Consolidated Statements of Operations (unaudited)
                  For the Three Months Ended March 31, 1998 and 1997                     2

         Consolidated Statements of Cash Flows (unaudited)
                  For the Three Months Ended March 31, 1998 and 1997                     3

         Notes to Unaudited Consolidated Financial Statements                           4-5

Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                                      6-10



                                       PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.                                                              11

Item 2.  Changes in Securities.                                                          11

Item 3.  Defaults Upon Senior Securities.                                                11

Item 4.  Submission of Matters to a Vote of Securities Holders.                          11

Item 5.  Other Information.                                                              11

Item 6.  Exhibits and Reports on Form 8-K                                                11

                          RENEX CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                             MARCH 31,    DECEMBER 31,
                                                                               1998           1997
                                                                               ----           ----
                     ASSETS
Current assets:
  Cash and cash equivalents ..........................................    $  9,587,000   $  9,693,000
  Accounts receivable, less allowance for doubtful accounts of
    $1,916,000 and $1,252,000 at March 31, 1998
    and December 31, 1997, respectively ..............................       6,151,000      5,266,000
  Securities available for sale ......................................            ----      5,057,000
  Inventories ........................................................         507,000        433,000
  Prepaids and other .................................................         851,000        667,000
                                                                          ------------   ------------

      Total current assets ...........................................      17,096,000     21,116,000

Fixed assets, net ....................................................       9,469,000      7,675,000
Intangible assets, net ...............................................       5,693,000      1,637,000
Notes receivable from affiliates, interest rate at 8% ................          85,000         85,000
Other assets .........................................................         241,000        167,000
                                                                          ------------   ------------
      Total assets ...................................................    $ 32,584,000   $ 30,680,000
                                                                          ============   ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................................................    $  1,177,000   $  1,436,000
  Accrued expenses and other .........................................       4,739,000      3,606,000
  Current portion of capital lease obligations .......................         636,000        436,000
                                                                          ------------   ------------

      Total current liabilities ......................................       6,552,000      5,478,000
                                                                          ------------   ------------

Capital lease obligations, less current portion ......................       2,040,000      1,512,000
                                                                          ------------   ------------

Commitments

Shareholders' equity:
  Common stock, $.001 par value, 30,000,000 shares authorized,
    6,977,372 shares - 1998, and 6,974,247 shares - 1997 issued
    and outstanding ..................................................           7,000          7,000
Additional paid-in capital ...........................................      30,600,000     30,618,000
Accumulated deficit ..................................................      (6,615,000)    (6,935,000)
                                                                          ------------   ------------
      Total shareholders' equity .....................................      23,992,000     23,690,000
                                                                          ------------   ------------
      Total liabilities and shareholders' equity .....................    $ 32,584,000   $ 30,680,000
                                                                          ============   ============

          See accompanying notes to consolidated financial statements.

                          RENEX CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                          ----------------------------
                                                                               1998           1997
                                                                               ----           ----
Net revenues .........................................................    $  7,750,000   $  6,007,000
Operating expenses:
  Facilities .........................................................       5,849,000      4,735,000
  General and administrative .........................................       1,045,000        637,000
  Provision for doubtful accounts ....................................         251,000        228,000
  Depreciation and amortization ......................................         465,000        379,000
                                                                          ------------   ------------
                                                                             7,610,000      5,979,000
                                                                          ------------   ------------
    Operating income .................................................         140,000         28,000
                                                                          ------------   ------------
Other income (expense):
  Loss on sale of assets .............................................              --        (27,000)
  Net interest income (expense) ......................................         197,000       (260,000)
  Amortization of deferred financing costs ...........................              --        (55,000)
                                                                          ------------   ------------
Income (loss) before taxes ...........................................         337,000       (314,000)
Income tax expense ...................................................          17,000             --
                                                                          ------------   ------------
    Net income (loss) ................................................    $    320,000   $   (314,000)
                                                                          ============   ============

BASIC EARNINGS PER SHARE
Net income (loss) ....................................................    $        .05   $       (.08)
                                                                          ============   ============
Weighted average shares outstanding ..................................       6,977,372      3,973,559
                                                                          ============   ============

DILUTED EARNINGS PER SHARE
Net income (loss) ....................................................    $        .05   $       (.08)
                                                                          ============   ============
Weighted average shares outstanding ..................................       7,050,387      3,973,559
                                                                          ============   ============

          See accompanying notes to consolidated financial statements.

                          RENEX CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                          ----------------------------
                                                                               1998           1997
                                                                               ----           ----
Cash Flows from Operating Activities:
  Net income (loss) ..................................................    $    320,000   $   (314,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Provisions for doubtful accounts .................................         251,000        228,000
    Depreciation and amortization ....................................         465,000        379,000
    Amortization of deferred financing costs/intangibles .............              --         55,000
    Loss on sale of property and equipment ...........................              --         27,000
    Changes in operating assets and liabilities, net of effects of acquisition:
      Accounts receivable.............................................      (1,136,000)    (1,324,000)
      Inventories ....................................................         (74,000)         8,000
      Prepaids and other .............................................        (184,000)      (137,000)
      Other assets ...................................................         (78,000)       (41,000)
      Accounts payable ...............................................        (259,000)       720,000
      Accrued expenses and other .....................................       1,059,000        305,000
                                                                          ------------   ------------
      Net cash provided in operating activities                                364,000        (94,000)
                                                                          ------------   ------------
Cash Flows from Investing Activities:
  Purchases of property and equipment ................................        (900,000)      (220,000)
  Purchase of business assets ........................................      (4,500,000)            --
  Sales of securities available for sale .............................       5,057,000             --
  Proceeds from the sale of property and equipment ...................              --         36,000
                                                                          ------------   ------------
      Net cash used in investing activities ..........................        (343,000)      (184,000)
                                                                          ------------   ------------
Cash Flows from Financing Activities:
  Payments on capital lease obligations ..............................        (103,000)      (164,000)
  Repayments of long-term debt .......................................          (6,000)        (3,000)
  Proceeds from sale of stock ........................................              --         12,000
  Expenditures associated with issuance of stock .....................         (18,000)            --
                                                                          ------------   ------------
      Net cash provided by financing activities ......................        (127,000)      (155,000)
                                                                          ------------   ------------
Net decrease in cash and cash equivalents ............................        (106,000)      (433,000)
Cash and cash equivalents, beginning of period .......................       9,693,000        952,000
                                                                          ------------   ------------
Cash and cash equivalents, end of period .............................    $  9,587,000   $    519,000
                                                                          ============   ============
Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest                                                  $    136,000   $    263,000
                                                                          ============   ============
Non-Cash Investing and Financing Activities:
  Equipment acquired through capital lease obligations                              --        374,000


          See accompanying notes to consolidated financial statements.

                                   RENEX CORP.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        FOR QUARTER ENDED MARCH 31, 1998


1.    ORGANIZATION

Renex Corp. and its subsidiaries (the "Company") provide kidney dialysis services to patients suffering from end-stage renal disease ("ESRD"). The Company currently operates eighteen dialysis facilities and a home dialysis program in eight states. Additionally, the Company has entered into patient dialysis service agreements with several hospitals to provide dialysis treatments on an inpatient basis.

2.    PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions have been eliminated in consolidation.

3.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements of the Company at that date. Operating results for the quarter ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1998. For additional information, refer to financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, which financial statements and footnotes should be read in conjunction with this report.

4.    BUSINESS COMBINATIONS

On March 27, 1998, the Company through its wholly-owned subsidiary, Renex Dialysis Clinic of South Georgia, Inc., purchased certain of the assets and the operating business and assumed certain liabilities of South Georgia Dialysis Services, LLC, a Georgia limited liability company ("SGDS") which operated four dialysis facilities. The purchase price of $4,500,000 was paid in cash at closing. The consolidated financial statements reflect the results of operations of the acquired business from the acquisition date. A portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. The balance of the purchase price, $3,311,000, was recorded as goodwill.

The following financial information, prepared on a pro forma basis, combines the consolidated results of operations as if SGDS had been acquired as of the beginning of the periods presented after including the impact of certain adjustments, such as: changes in expenses based on contractual arrangements, amortization of intangibles, increased interest expense on acquisition debt for the three months ended March 31, 1997, decreased interest income on use of cash on hand for the three months ended March 31, 1998 and the related income tax effects.

                                                 Three Months Ended
                                                      March 31,
                                             ----------------------------
                                                  1998           1997
                                                  ----           ----
Revenues                                     $  8,637,000   $  7,096,000
Net income (loss)                                  45,000       (594,000)
Basic and diluted earnings per share:
Net income (loss) per share                  $       0.01   $      (0.15)


The pro forma results are not indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any efficiencies that might be achieved from combined operations.

5.    RECENT ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. The Company's net income for the three months ended March 31, 1998 equals comprehensive income for the same period.

    In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued by the Financial Accounting Standards Board. This statement, which is applicable for fiscal year 1998, establishes standards for reporting information about a Company's operating segments and related disclosures about its products, services, geographic areas of operations and major customers. The implementation of this statement is not expected to impact the Company's result of operations, cash flows or financial position.

6.    SUBSEQUENT EVENTS

    In April 1998, the Company signed a $15 million secured line of credit with a financial institution. Borrowings under the line of credit are based on cash flow measurements, and the line bears interest ranging from the lower of the LIBOR rate, plus 2.25% up to 2.75%, or the prime rate minus .5% up to the prime rate depending on the Company's leverage ratio. The line of credit will be utilized primarily for acquisitions and also provides working capital advances via sublimits up to $5 million. The line of credit contains certain financial covenants as to minimum net worth, leverage, capitalization and cash flow ratios along with restrictions on new indebtedness and payment of dividends. The line of credit replaces the Company's previous $4 million line of credit, and due to restrictions on indebtedness, it also effectively replaces the Company's $6 million lease line for equipment financing other than for outstanding balances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Renex, operating through its wholly-owned subsidiaries, is a high quality provider of dialysis and ancillary services to patients with ESRD, as well as acute dialysis services to patients in hospitals. Since inception, the Company has implemented an aggressive growth strategy designed to build the Company's presence in selected regional markets. A key element of the Company's growth strategy has been to establish local clusters of dialysis facilities within strong regional networks through new facility ("de novo") development. To date, Renex has grown primarily through de novo development because the Company believes such a strategy minimizes the initial capital outlay. However, de novo facilities achieve profitability only when they reach sufficient utilization, which historically occurs twelve to fifteen months following opening. The Company has increased utilization in its existing facilities from an average of 41% at December 31, 1994 to an average of 63% at March 31, 1998 primarily through marketing efforts directed at local nephrologists, patients and managed care organizations. The facility utilization of 63% as of March 31, 1998 decreased from 70% as of December 31, 1997 due to the opening of a de novo facility and the acquisition of four dialysis clinics both in March 1998 which had a combined utilization of 46%. Additionally, Renex has grown through acquisitions and hospital alliances. In the future, the Company believes that its growth will be through a combination of acquisitions and de novo development, which will allow expansion of its regional market presence and provide entry into new regional markets.

         As of March 31, 1998, the Company operated 18 outpatient dialysis facilities, of which 10 were opened between 1994 and 1998 through de novo development. In addition, from 1995 through 1998, the Company has acquired, via the purchase of stock or assets, eight dialysis facilities, most recently an acquisition in March 1998, of certain assets and assumption of certain liabilities of a privately held dialysis service company with four facilities treating approximately 180 patients. The Company sold an additional de novo facility, not included above, in September 1996 because it did not satisfy the Company's strategic objectives.

         In addition to its outpatient dialysis facilities, the Company manages a home hemodialysis program and provides acute dialysis and hemapheresis treatments to 12 hospitals through contractual arrangements with these hospitals. The majority of these hospital contracts were added during the fourth quarter of 1997 when the Company acquired certain assets of an acute dialysis and hemapheresis company.

RESULTS OF OPERATIONS

         The following table set forth certain income statement items expressed as a percentage of net revenues for the three months ended March 31, 1998 and 1997:

                                                         Three Months Ended
                                                             March 31,
                                                   -------------------------------
                                                       1998              1997
                                                   -------------     -------------
         Net revenues                                  100.0%            100.0%
         Facilities expenses                            75.5              78.8
         General and administrative                     13.5              10.6
         Provision for doubtful accounts                 3.2               3.8
         Depreciation and amortization                   6.0               6.3
         Operating income (loss)                         1.8                .5
         Net interest income (expense)                   2.5              (4.3)
         Net income (loss)                               4.1              (5.2)

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

         NET REVENUES. Net revenues for the three months ended March 31, 1998 were $7.7 million compared to $6.0 million for the same period in 1997, representing an increase of 29.0%. The increase in net revenues of $1.7 million was primarily attributable to a new facility opening in September 1997, representing $502,000, the acquisition of an acute services company in December 1997, representing $354,000 and continued growth at existing facilities of $822,000.

         FACILITIES EXPENSES. Facilities expenses primarily consist of costs and expenses specifically attributable to the operation of the dialysis facilities, including operating and maintenance costs of such facilities and all labor, supplies and service costs related to patient care. Facilities expenses for the three months ended March 31, 1998 were $5.8 million compared to $4.7 million for the same period in 1997, representing an increase of 23.5%. The increase in facilities expenses was due to the greater number of facilities in operation in 1997. As a percentage of net revenues, facilities expenses decreased to 75.5% for the three months ended March 31, 1998 from 78.8% for the same period in 1997. The decrease as a percentage of net revenues was due to increased activity in peritoneal dialysis and acute dialysis services which provide higher margins and improved operating efficiencies related to direct patient care labor costs.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of headquarter expenses including marketing, finance, operations management, legal, quality assurance, information systems, billing and collections and centralized accounting support. General and administrative expenses for the three months ended March 31, 1998 were $1.0 million compared to $637,000 for the same period in 1997, representing an increase of 64.1%. The increase in general and administrative expenses was due to increased personnel and related expenses to support the greater number of facilities in operation. As a percentage of net revenues, general and administrative expenses increased to 13.5% for the three months ended March 31, 1998 from 10.6% for the same period in 1997. The increase as a percentage of net revenues was due to an increase in personnel primarily during the third quarter of 1997 and increased costs associated with being a public company.

         PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts is a function of patient payor mix, collection experience and other factors. It is the Company's practice to reserve for doubtful accounts in the period in which revenue is recognized based on management's estimate of the net collectibility of accounts receivable. The provision for doubtful accounts for the three months ended March 31, 1998 was $251,000 compared to $228,000 for the same period in 1997, representing an increase of 10.0%. As a percentage of net revenues, the provision for doubtful accounts decreased to 3.2% for the three months ended March 31, 1998 from 3.8% for the same period in 1997. The decrease was primarily due to an increase in the allowance for doubtful accounts for the reclassification of amounts previously credited directly to accounts receivable.

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for the three months ended March 31, 1998 were $465,000 compared to $379,000 for the same period in 1997, representing an increase of 22.7%. As a percentage of net revenues, depreciation and amortization expenses decreased to 6.0% for the three months ended March 31, 1998 from 6.3% for the same period in 1997. The decrease as a percentage of revenues was primarily due to increased revenues that did not require a corresponding increase in capital expenditures.

         NET INTEREST INCOME (EXPENSE). Net interest income for the three months ended March 31, 1998 was $197,000 compared to net interest expense of $260,000 for the same period in 1997, representing an income increase of $457,000. The increase was primarily due to the payoff in October 1997 of the

Company's subordinated debt and the investment of the remaining proceeds from the Company's initial public offering ("IPO").

         NET INCOME (LOSS). The Company had net income of $320,000 for the three months ended March 31, 1998 compared to a net loss of $314,000 for the same period in 1997, an increase of $634,000.

LIQUIDITY AND CAPITAL RESOURCES

    The Company requires capital resources for maintenance, refurbishing and expansion of existing facilities, acquisitions, de novo developments and working capital and general corporate purposes. As of March 31, 1998, the Company had working capital of approximately $10.5 million, of which $9.6 million consisted of cash and cash equivalents, compared to working capital of $15.6 million, cash and cash equivalents of $9.7 million and securities available for sale of $5.1 million as of December 31, 1997. The decreases were primarily a result of the purchase of four facilities for $4.5 million paid in cash in March 1998. The Company intends to finance its growth and working capital requirements, as well as purchases of additional equipment and leasehold improvements, from cash on hand, cash generated from operations and the Company's secured line of credit described below.

    Net cash provided by operating activities was $364,000 for the three months ended March 31, 1998, compared to net cash used in operating activities of $94,000 for the three months ended March 31, 1997. Net cash provided by operating activities consists of the Company's net income, increased by non-cash expenses such as depreciation, amortization and the provision for doubtful accounts and adjusted by changes in components of working capital, primarily accounts receivable and accrued expenses. The continued emphasis upon collections of aged amounts resulted in the Company improving its days sales outstanding from 86 to 72 days for the three months ended March 31, 1998, compared to the three months ended March 31, 1997.

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

    Net cash used in investing activities was $343,000 and $184,000 for the three months ended March 31, 1998 and 1997, respectively. The cash used in 1998 related primarily to the $4.5 million cash purchase of four facilities in March 1998, along with $900,000 of purchases of fixed assets, offset by the sale of $5.1 million in securities available for sale. The cash used in 1997 consisted primarily of purchases of fixed assets of $220,000. Historically, the Company's principal uses of cash in investing activities have been related to purchases of new equipment and leasehold improvements for the Company's existing facilities and the cost of development of additional facilities. The Company opened a de novo facility in March 1998 and there are two de novo facilities under construction that are expected to open during the second quarter of 1998. These facilities require substantial cash outlay for construction of leasehold improvements. The Company estimates that this balance of construction will cost approximately $1.2 million. Additionally, the Company estimates that it will purchase approximately $800,000 in equipment for the two remaining facilities.

    Net cash used in financing activities for the three months ended March 31, 1998 and 1997 were $127,000 and $155,000, respectively. This consisted primarily of payments on capital lease obligations.

    In April 1998, the Company obtained a $15 million secured line of credit with a financial institution (the "Line of Credit"). Borrowings under the Line of Credit are based on cash flow measurements, and bears interest ranging from the lower of the LIBOR rate, plus 2.25% up to 2.75%, or the prime rate minus .5% up to the prime rate depending on the Company's leverage ratio. The Line of Credit will be utilized primarily for acquisitions and also provides working capital advances via sublimits up to $5 million. The Line of Credit contains certain financial covenants as to minimum net worth, leverage, capitalization and cash flow ratios along with restrictions on new indebtedness and payment of dividends. The Line of Credit replaces the Company's previous $4 million line of credit, and due to restrictions on indebtedness, it also effectively replaces the Company's $6 million lease line for equipment financing other than for outstanding balances. The outstanding balance as of March 31, 1998 on the lease line was $1,212,000. The lease line bears interest at the five year U.S. treasury bond yield rate plus 3.91% (9.62% as of March 31, 1998).

    The Company's long-term capital requirements depend on numerous factors, including the rate at which the Company develops or acquires new facilities. In addition, the Company has various on-going needs for capital, including: (i) working capital for operations (including financing receivables as previously described); and (ii) routine capital expenditures for the maintenance of facilities, and equipment and leasehold improvements. In order to implement the Company's long-term growth strategy, the Company anticipates that capital requirements will increase substantially from historical levels.

    The Company anticipates that the consideration paid for the acquisition of new facilities will consist of cash, promissory notes, assumption of liabilities and/or the issuance of Common Stock or securities convertible into Common Stock. The Company believes that cash on hand, together with the Line of Credit, will be sufficient to fund the Company's operations and to finance the Company's growth strategy through the next 12 months. However, there can be no assurance that the Company will not require substantial additional funds prior to such time.

INCOME TAX LOSS CARRYFORWARDS

    As of March 31, 1998, the Company had approximately $6.5 million of net operating loss carryforwards that may be available to offset future taxable income for federal income tax purposes. These net operating loss carryforwards begin to expire in 2008.

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

    The Company is not able to increase the amounts it bills for services provided by its operations that are subject to Medicare and Medicaid reimbursement rates. Operating costs, such as labor and supply costs, are subject to inflation without corresponding increases in reimbursement rates. Such increases may be significant and, as such, have a material adverse effect on the Company's results of operations.

YEAR 2000

    In February 1998, the Company formed a committee to evaluate and develop an action plan for computer systems issues related to the Year 2000 ("Y2K"). The committee is evaluating Y2K issues related to internal systems used by the Company through third parties. This committee has also begun evaluating the impact of Y2K issues on the Company's payors and operating vendors to determine their current status and plan of action for Y2K readiness.

    The Company recognizes its reliance on third parties for its operating and financial computer output and processing. Based upon initial assessments, it appears that the Company's existing internal software is either Y2K compliant or that third parties are taking appropriate and timely steps to ensure Y2K readiness. Testing, modifications and conversions are expected to be completed by December 31, 1998. Presently, the Company's management does not foresee any significant costs related to these potential modifications and conversions. However, this evaluation is only at preliminary stages and only very preliminary inquiries have been done relating to the Company's payors and operating vendors. Modifications and conversions of any internal software or by any of the Company's significant payors or operating vendors that are ultimately deemed necessary could have a material adverse impact on the operations of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. The Company's net income for the three months ended March 31, 1998 equals comprehensive income for the same period.

    In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued by the Financial Accounting Standards Board. This statement, which is applicable for fiscal year 1998, establishes standards for reporting information about a Company's operating segments and related disclosures about its products, services, geographic areas of operations and major customers. The implementation of this statement is not expected to impact the Company's result of operations, cash flows or financial position.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.
         Not applicable.

Item 2.  Changes in Securities.
         Not applicable.

Item 3.  Defaults Upon Senior Securities.
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         Not applicable.

Item 5.  Other Information.
         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
         (a)      Exhibits furnished as part of the Report:
                  2.1 Asset Purchase Agreement dated as of March 18, 1998 by and between Renex Corp., Renex Dialysis Clinic of South Georgia, Inc., South Georgia Dialysis Services, LLC and Mark G. Wood. (Incorporated by reference to the Company's Form 8-K, filed March 30, 1998).

                  11.1     Statement Re: Computation of Per Share Earnings

         (b)      Reports on Form 8-K.
                  The following Form 8-K Current Reports were filed in the three months ended March 31, 1998:
                  (i) Form 8-K filed on March 30, 1998 regarding the acquisition of certain assets from South Georgia Dialysis
                      Services, LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           RENEX CORP.
                           (Registrant)


                           By: /s/ James P. Shea
                               -------------------------------------------------
                           James P. Shea
                           President and Chief Executive Officer


                           By: /s/ Orestes L. Lugo
                               -------------------------------------------------
                           Orestes L. Lugo
Date: May 14, 1998         Vice President--Finance and Chief Financial Officer
      ------------