Form 10-Q
period 1998-06-30
RENEX CORP
filed 1998-08-06
CIK 911953

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For Quarterly Period Ended June 30, 1998
                                       OR
[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Title of Each Class                   Number of Shares Outstanding
            Common Stock                              June 30, 1998
                                                        6,977,372

                                   RENEX CORP.

                          QUARTERLY REPORT ON FORM 10-Q
                         FOR QUARTER ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                                   Page
                                                                                   ----
                          PART I--FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
                June 30, 1998 (unaudited) and December 31, 1997                     1

         Condensed Consolidated Statements of Operations (unaudited)
                For the Three and Six Months Ended June 30, 1998 and 1997           2

         Condensed Consolidated Statements of Cash Flows (unaudited)
                For the Six Months Ended June 30, 1998 and 1997                     3

         Notes to Unaudited Condensed Consolidated Financial Statements             4

Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                                 5-10

                           PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.                                                         11

Item 2.  Changes in Securities.                                                     11

Item 3.  Defaults Upon Senior Securities.                                           11

Item 4.  Submission of Matters to a Vote of Securities Holders.                     11

Item 5.  Other Information.                                                         11

Item 6.  Exhibits and Reports on Form 8-K                                           11

                          RENEX CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            JUNE 30,       DECEMBER 31,
                                                                              1998             1997
                                                                              ----             ----
                                                                          (UNAUDITED)
                                     ASSETS

Current assets:
 Cash and cash equivalents ...........................................    $  7,769,000     $  9,693,000
 Accounts receivable, less allowance for doubtful accounts of
  $1,922,000 and $1,252,000 at June 30, 1998
  and December 31, 1997, respectively ................................       7,906,000        5,266,000
 Securities available for sale .......................................              --        5,057,000
 Inventories .........................................................         538,000          433,000
 Prepaids and other ..................................................         652,000          667,000
                                                                          ------------     ------------

     Total current assets ............................................      16,865,000       21,116,000

Fixed assets, net ....................................................      10,003,000        7,675,000
Intangible assets, net ...............................................       5,761,000        1,637,000
Notes receivable from affiliates, interest rate at 8% ................          85,000           85,000
Other assets .........................................................         310,000          167,000
                                                                          ------------     ------------
     Total assets ....................................................    $ 33,024,000     $ 30,680,000
                                                                          ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable ....................................................    $  1,146,000     $  1,436,000
 Accrued expenses and other ..........................................       5,307,000        3,606,000
 Current portion of capital lease obligations ........................         636,000          436,000
                                                                          ------------     ------------

     Total current liabilities .......................................       7,089,000        5,478,000
                                                                          ------------     ------------

Capital lease obligations, less current portion ......................       1,887,000        1,512,000
                                                                          ------------     ------------

Commitments

Shareholders' equity:
 Common stock, $.001 par value, 30,000,000 shares authorized,
  6,977,372 shares - 1998, and 6,974,247 shares - 1997 issued and
  outstanding ........................................................           7,000            7,000
Additional paid-in capital ...........................................      30,451,000       30,618,000
Accumulated deficit ..................................................      (6,410,000)      (6,935,000)
                                                                          ------------     ------------
     Total shareholders' equity ......................................      24,048,000       23,690,000
                                                                          ------------     ------------
     Total liabilities and shareholders' equity ......................    $ 33,024,000     $ 30,680,000
                                                                          ============     ============


     See accompanying notes to condensed consolidated financial statements.

                          RENEX CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           JUNE 30,                        JUNE 30,
                                                 ----------------------------    ----------------------------
                                                     1998            1997            1998            1997
                                                     ----            ----            ----            ----
                                                                          (UNAUDITED)
Net revenues ................................    $  9,353,000    $  6,425,000    $ 17,103,000    $ 12,432,000
Operating expenses:
 Facilities .................................       7,073,000       4,944,000      12,922,000       9,679,000
 General and administrative .................       1,239,000         667,000       2,284,000       1,304,000
 Provision for doubtful accounts ............         243,000         265,000         494,000         493,000
 Depreciation and amortization ..............         609,000         408,000       1,074,000         787,000
                                                 ------------    ------------    ------------    ------------
                                                    9,164,000       6,284,000      16,774,000      12,263,000
                                                 ------------    ------------    ------------    ------------
     Operating income .......................         189,000         141,000         329,000         169,000
                                                 ------------    ------------    ------------    ------------
Other income (expense):
 Loss on sale of assets .....................              --              --              --         (27,000)
 Net interest income (expense) ..............          29,000        (277,000)        226,000        (537,000)
 Amortization of deferred financing costs ...              --         (53,000)             --        (108,000)
                                                 ------------    ------------    ------------    ------------
Income (loss) before taxes ..................         218,000        (189,000)        555,000        (503,000)
Income tax expense ..........................          13,000              --          30,000              --
                                                 ------------    ------------    ------------    ------------
     Net income (loss) ......................    $    205,000    $   (189,000)   $    525,000    $   (503,000)
                                                 ============    ============    ============    ============

BASIC EARNINGS PER SHARE
Net income (loss) ...........................    $        .03    $       (.05)   $        .08    $       (.13)
                                                 ============    ============    ============    ============
Weighted average shares outstanding .........       6,977,372       3,974,247       6,977,372       3,973,884
                                                 ============    ============    ============    ============

DILUTED EARNINGS PER SHARE
Net income (loss) ...........................    $        .03    $       (.05)   $        .07    $       (.13)
                                                 ============    ============    ============    ============
Weighted average shares outstanding .........       7,062,608       3,974,247       7,056,629       3,973,884
                                                 ============    ============    ============    ============


     See accompanying notes to condensed consolidated financial statements.

                          RENEX CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                          ---------------------------
                                                                              1998           1997
                                                                              ----           ----
Cash Flows from Operating Activities:
 Net income (loss) ...................................................    $    525,000   $   (503,000)
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Provisions for doubtful accounts ..................................         494,000        493,000
   Depreciation and amortization .....................................       1,074,000        787,000
   Amortization of deferred financing costs/intangibles ..............              --        108,000
   Loss on sale of property and equipment ............................              --         27,000
   Changes in operating assets and liabilities, net of effects of acquisition:
     Accounts receivable .............................................      (3,134,000)    (1,865,000)
     Inventories .....................................................         (75,000)       (43,000)
     Prepaids and other ..............................................          15,000       (248,000)
     Other assets ....................................................        (154,000)      (185,000)
     Accounts payable and accrued expenses ...........................       1,337,000      1,191,000
                                                                          ------------   ------------
     Net cash provided (used) in operating activities ................          82,000       (238,000)
                                                                          ------------   ------------
Cash Flows from Investing Activities:
 Purchases of property and equipment .................................      (1,884,000)      (623,000)
 Purchase of business assets .........................................      (4,750,000)            --
 Sales of securities available for sale ..............................       5,057,000             --
 Proceeds from the sale of property and equipment ....................              --         36,000
                                                                          ------------   ------------
     Net cash used in investing activities ...........................      (1,577,000)      (587,000)
                                                                          ------------   ------------
Cash Flows from Financing Activities:
 Payments on capital lease obligations ...............................        (256,000)      (328,000)
 Proceeds from line of credit ........................................              --      1,500,000
 Repayments of long-term debt ........................................          (6,000)       (30,000)
 Payments on line of credit ..........................................              --       (500,000)
 Proceeds from sale of stock .........................................                         12,000
 Expenditures associated with issuance of stock ......................        (167,000)            --
                                                                          ------------   ------------
     Net cash provided by financing activities .......................        (429,000)       654,000
                                                                          ------------   ------------
Net decrease in cash and cash equivalents ............................      (1,924,000)      (171,000)
Cash and cash equivalents, beginning of period .......................       9,693,000        952,000
                                                                          ------------   ------------
Cash and cash equivalents, end of period .............................    $  7,769,000   $    781,000
                                                                          ============   ============
Supplemental Disclosures of Cash Flow Information:
 Cash paid for interest                                                   $    228,000   $    555,000
                                                                          ============   ============
 Cash paid for income tax                                                 $     81,000   $         --
                                                                          ============   ============
Non-Cash Investing and Financing Activities:
 Equipment acquired through capital lease obligations                     $         --   $    592,000


     See accompanying notes to condensed consolidated financial statements.

                                   RENEX CORP.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

1.  INTERIM FINANCIAL STATEMENTS

    The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with the accounting policies described in the audited financial statements contained in the Company's Form 10-K for the year ended December 31, 1997 and should be read in conjunction with the consolidated financial statements and notes which appear in that report. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. The Company's net income for the three months ended June 30, 1998 equals comprehensive income for the same period.

3.  BUSINESS COMBINATIONS

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

    On June 23, 1998, the Company paid $250,000 for the achievement of certain earnout provisions based on profitability relating to the acquisition in November 1997 of an acute dialysis and hemapheresis services company. Such amount has been added to goodwill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

       The Company, operating through its wholly-owned subsidiaries, is a provider of dialysis and ancillary services to patients with end-stage renal disease, as well as acute dialysis services to patients in hospitals. Since inception, the Company has implemented a growth strategy designed to build its presence in selected regional markets by establishing local clusters of dialysis facilities through new facility ("de novo") development or the acquisition of existing facilities. To date, the Company has grown primarily through de novo development because the Company believes such a strategy minimizes the initial capital outlay. However, de novo facilities achieve profitability only when they reach sufficient utilization, which historically does not occur prior to twelve to fourteen months following opening. The Company has increased utilization in its existing facilities from an average of 41% at December 31, 1994 to an average of 63% at June 30, 1998 primarily through marketing efforts directed at local nephrologists, patients and managed care organizations. The facility utilization of 63% as of June 30, 1998 decreased from 72% as of June 30, 1997 due to the opening of two de novo facilities and the acquisition of four dialysis clinics after June 30, 1997 which had a combined utilization of 52%.

       As of June 30, 1998, the Company operated 18 outpatient dialysis facilities, of which 10 were opened between 1994 and 1998 through de novo development. In addition, from 1995 through 1998, the Company has acquired, via the purchase of stock or assets, eight dialysis facilities, most recently an acquisition in March 1998, of certain assets and assumption of certain liabilities of a privately held dialysis service company with four facilities treating approximately 175 patients. During the third quarter, the Company will open two more de novo facilities.

       In addition to its outpatient dialysis facilities, the Company manages a home hemodialysis program and provides acute dialysis and hemapheresis treatments to 14 hospitals through contractual arrangements with these hospitals. The majority of these hospital contracts were added during the fourth quarter of 1997 when the Company acquired certain assets of an acute dialysis and hemapheresis company.

RESULTS OF OPERATIONS

       The following table set forth certain income statement items expressed as a percentage of net revenues for the three and six months ended June 30, 1998 and 1997:

                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            JUNE 30,                    JUNE 30,
                                                            --------                    --------
                                                       1998          1997          1998          1997
                                                       ----          ----          ----          ----
       Net revenues                                   100.0%        100.0%        100.0%        100.0%
       Facilities expenses                             75.6          76.9          75.6          77.9
       General and administrative                      13.2          10.4          13.4          10.5
       Provision for doubtful accounts                  2.6           4.1           2.9           4.0
       Depreciation and amortization                    6.5           6.4           6.3           6.3
       Operating income (loss)                          2.0           2.2           1.9           1.4
       Net interest income (expense)                     .3          (4.3)          1.3          (4.3)
       Net income (loss)                                2.2          (2.9)          3.1          (4.0)

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

       NET REVENUES. Net revenues for the three months ended June 30, 1998 were $9.4 million compared to $6.4 million for the same period in 1997, representing an increase of 46%. The increase in net revenues was primarily attributable to a full three months of revenue for four new dialysis facilities acquired in March 1998 and an acute service company acquired in December 1997 totaling $1.4 million; one de novo facility opened in September 1997 and another facility opened in March 1998 totaling $828,000, and the continued growth at existing facilities of $716,000.

       FACILITIES EXPENSES. Facilities expenses primarily consist of costs and expenses specifically attributable to the operation of the dialysis facilities, including operating and maintenance costs of such facilities and all labor, supplies and service costs related to patient care. Facilities expenses for the three months ended June 30, 1998 were $7.1 million compared to $4.9 million for the same period in 1997, representing an increase of 43%. The increase in facilities expenses was due to the greater number of facilities in operation in 1998. As a percentage of net revenues, facilities expenses decreased to 75.6% for the three months ended June 30, 1998 from 76.9% for the same period in 1997. The decrease as a percentage of net revenues was attributable to an improved commercial insurance payor mix from 21% for the three months ended June 30, 1997 to 29% for the three months ended June 30, 1998 and our increase in acute dialysis services which provide higher margins.

       GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of headquarter expenses including marketing, finance, operations management, legal, quality assurance, information systems, billing and collections and centralized accounting support. General and administrative expenses for the three months ended June 30, 1998 were $1.2 million compared to $667,000 for the same period in 1997, representing an increase of 86%. The increase in general and administrative expenses was due to increased personnel related expenses to support the greater number of facilities in operation. As a percentage of net revenues, general and administrative expenses increased to 13.2% for the three months ended June 30, 1998 from 10.4% for the same period in 1997. The increase as a percentage of net revenues was due to an increase in Corporate personnel hired during the third quarter in 1997 and an increase in professional fees and costs associated with being a public company.

       PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts is a function of patient payor mix, collection experience and other factors. The Company reserves for doubtful accounts in the period in which revenue is recognized based on management's estimate of the net collectibility of accounts receivable. The provision for doubtful accounts for the three months ended June 30, 1998 was $243,000 compared to $265,000 for the same period in 1997, representing a decrease of 8.3%. As a percentage of net revenues, the provision for doubtful accounts decreased to 2.6% for the three months ended June 30, 1998 from 4.1% for the same period in 1997. The decrease was primarily due to an emphasis on collections of aged amounts and an improvement in the aging of the accounts receivable.

       DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for the three months ended June 30, 1998 were $609,000 compared to $408,000 for the same period in 1997, representing an increase of 49.3%. The increase was primarily due to the acquisition of four dialysis clinics, the opening of two facilities, and the acquisition of an acute dialysis and hemapheresis business. As a percentage of net revenues, depreciation and amortization expenses increased to 6.5% for the three months ended June 30, 1998 from 6.4% for the same period in 1997 as a result of the above.

       NET INTEREST INCOME (EXPENSE). Net interest income for the three months ended June 30, 1998 was $29,000 compared to net interest expense of $277,000 for the same period in 1997, representing an income increase of $306,000. The increase was primarily due to the payoff in October 1997 of the

Company's subordinated debt and the investment of the remaining proceeds from the Company's initial public offering ("IPO").

       NET INCOME (LOSS). The Company had net income of $205,000 for the three months ended June 30, 1998 compared to a net loss of $189,000 for the same period in 1997, an increase of approximately $400,000.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

       NET REVENUES. Net revenues for the six months ended June 30, 1998 were $17.1 million compared to $12.4 million for the same period in 1997, representing an increase of 38%. The increase in net revenues was primarily attributable to the acquisition of four dialysis clinics and an acute dialysis and hemapheresis services company totaling $1.8 million, a full six months' net revenue totaling $1.2 million for a new facility opened in September 1997, and to the continued growth at existing facilities of $1.5 million.

       FACILITIES EXPENSES. Facilities expenses for the six months ended June 30, 1998 were $12.9 million compared to $9.7 million for the same period in 1997, representing an increase of 34%. The increase in facilities expenses was due to the greater number of facilities in operation in 1997. As a percentage of net revenues, facilities expenses decreased to 75.6% for the six months ended June 30, 1998 from 77.9% for the same period in 1997. The decrease as a percentage of net revenues was attributable to an improved commercial insurance payor mix from 21% for the six months ended June 30, 1997 to 29% for the six months ended June 30, 1998, and an increase in acute dialysis services which provide higher margins.

       GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 1998 were $2.3 million compared to $1.3 million for the same period in 1997, representing an increase of 75%. The increase in general and administrative expenses was due to increased personnel and related expenses to support the greater number of facilities in operation. As a percentage of net revenues, general and administrative expenses increased to 13.4% for the six months ended June 30, 1998 from 10.5% for the same period in 1997. The increase as a percentage of net revenues was due to an increase in Corporate personnel hired during the third quarter in 1997 and an increase in professional fees and costs associated with being a public company.

       PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts for the six months ended June 30, 1998 was $494,000 compared to $493,000 for the same period in 1997. As a percentage of net revenues, the provision for doubtful accounts decreased to 2.9% for the six months ended June 30, 1998 from 4.0% for the same period in 1997. The decrease was primarily due to an increased emphasis upon collection of aged amounts and an improvement in the aging of the accounts receivable.

       DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for the six months ended June 30, 1998 were $1.1 million compared to $787,000 for the same period in 1997, representing an increase of 36.5%. The increase was primarily due to the acquisition of four dialysis clinics, the opening of two facilities, and the acquisition of an acute dialysis and hemapheresis business. As a percentage of net revenues, depreciation and amortization expenses remained at 6.3% for the six months ended June 30, 1998 and 1997.

       NET INTEREST INCOME (EXPENSE). Net interest income for the six months ended June 30, 1998 was $226,000 compared to net interest expense of $537,000 for the same period in 1997, representing an income increase of $763,000. The increase was primarily due to the payoff in October 1997 of the

Company's subordinated debt and the investment of the remaining proceeds from the Company's initial public offering ("IPO").

       NET INCOME (LOSS). The Company had net income of $525,000 for the six months ended June 30, 1998 compared to a net loss of $503,000 for the same period in 1997, an increase approximately of $1 million.

LIQUIDITY AND CAPITAL RESOURCES

    The Company requires capital resources for maintenance, refurbishing and expansion of existing facilities, acquisitions, de novo developments, working capital and general corporate purposes. The Company intends to finance its growth and working capital requirements, as well as purchases of additional equipment and leasehold improvements, from cash on hand, cash generated from operations and the Company's secured line of credit described below. As of June 30, 1998, the Company had working capital of approximately $9.8 million of which $7.8 million consisted of cash and cash equivalents, compared to working capital of $15.6 million of which $14.8 million consisted of cash and cash equivalents and securities available for sale as of December 31, 1997. The decreases were primarily a result of the cash purchase of four facilities for $4.5 million in March 1998 and purchases of property and equipment for three de novo facilities for $1.9 million.

    Net cash provided by operating activities was $82,000 for the six months ended June 30, 1998, compared to net cash used in operating activities of $238,000 for the six months ended June 30, 1997. Net cash provided by operating activities consists of the Company's net income, increased by non-cash expenses such as depreciation, amortization and the provision for doubtful accounts and adjusted by changes in components of working capital, primarily accounts receivable and accrued expenses.

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

    Net cash used in investing activities was $1.6 million and $587,000 for the six months ended June 30, 1998 and 1997, respectively. The cash used in 1998 related primarily to the $4.5 million cash purchase of four facilities in March 1998, along with $1.9 million for purchases of fixed assets, offset by the sale of $5.1 million in securities available for sale. The cash used in 1997 consisted primarily of purchases of fixed assets of $623,000. Historically, the Company's principal uses of cash in investing activities have been related to purchases of new equipment and leasehold improvements for the Company's existing facilities and the cost of development of additional facilities. The Company opened a de novo facility in March 1998 and will open two more de novo facilities at the beginning of the third quarter.

    Net cash used in financing activities for the six months ended June 30, 1998 was $429,000. This consisted primarily of payments on capital lease obligations. Net cash provided by financing activities for the six months ended June 30, 1997 of $654,000 consisted primarily of $1 million of proceeds from a line of credit offset by $328,000 in payments on capital lease obligations.

    In April 1998, the Company obtained a $15 million secured line of credit with a financial institution (the "Line of Credit"). Borrowings under the Line of Credit are based on cash flow measurements, and bears interest ranging from the lower of the LIBOR rate, plus 2.25% up to 2.75%, or the prime rate minus .5% up to the prime rate depending on the Company's leverage ratio. The Line of Credit will be utilized primarily for acquisitions and also provides working capital advances via sublimits up to $5 million. The Line of Credit contains certain financial covenants as to minimum net worth, leverage, capitalization and cash flow ratios along with restrictions on new indebtedness and payment of dividends. The Line of Credit replaces the Company's previous $4 million line of credit, and due to restrictions on indebtedness, it also effectively replaces the Company's $6 million lease line for equipment financing other than for outstanding balances. The outstanding balance as of June 30, 1998 on the lease line was $1.4 million. The lease line bears interest at the five year U.S. treasury bond yield rate plus 3.91% (9.45% as of June 30, 1998).

    The Company's long-term capital requirements depend on numerous factors, including the rate at which the Company develops or acquires new facilities. In addition, the Company has various on-going needs for capital, including: (i) working capital for operations (including financing receivables as previously described); and (ii) routine capital expenditures for the maintenance of facilities, such as equipment and leasehold improvements. In order to implement the Company's long-term growth strategy, the Company anticipates that capital requirements will increase substantially from historical levels.

    The Company anticipates that the consideration to be paid for the acquisition of new facilities will consist of cash, promissory notes, assumption of liabilities and/or the issuance of Common Stock or securities convertible into Common Stock. Currently, the Company does not have any agreements, commitments or understandings regarding the acquisition of any facilities. The Company believes that cash on hand, together with the Line of Credit, will be sufficient to fund the Company's operations and to finance the Company's growth strategy through the next 12 months. However, there can be no assurance that the Company will not require substantial additional funds prior to such time.

INCOME TAX LOSS CARRYFORWARDS

    As of June 30, 1998, the Company had approximately $6.5 million of net operating loss carryforwards that may be available to offset future taxable income for federal income tax purposes. These net operating loss carryforwards begin to expire in 2008.

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

YEAR 2000

    In February 1998, the Company formed a committee to evaluate and develop an action plan for computer systems issues related to the Year 2000 ("Y2K"). The committee is evaluating Y2K issues related to third party internal systems used by the Company. This committee has also begun evaluating the impact of Y2K issues on the Company's payors and operating vendors to determine their current status and plan of action for Y2K readiness.

    The Company recognizes its reliance on third parties for its operating and financial computer output and processing. Based upon initial assessments, it appears that the Company's existing internal software is either Y2K compliant or that third parties are taking appropriate and timely steps to ensure Y2K readiness. Testing, modifications and conversions of these third parties' software are expected to be completed by December 31, 1998. Presently, the Company's management does not foresee any significant costs related to these potential modifications and conversions. However, this evaluation is in its initial stages and only preliminary inquiries have been done relating to the Company's payors and operating vendors. Modifications and conversions of any internal software or by any of the Company's significant payors or operating vendors that are ultimately deemed necessary could have a material adverse impact on the operations of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information" was issued by the Financial Accounting Standards Board. This statement, which is applicable for fiscal year 1998, establishes standards for reporting information about a Company's operating segments and related disclosures about its products, services, geographic areas of operations and major customers. The implementation of this statement is not expected to impact the Company's result of operations, cash flows or financial position.

IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Renex Corp. and its subsidiaries, including statements under Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially for those contemplated by such forward looking statements include, among others, the following: (i) the success of initiatives undertaken by Renex Corp. to increase its revenues and improve its profitability; (ii) competitive pressure in the industry; and (iii) general economic conditions.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.
         Not applicable.

Item 2.  Changes in Securities.
         Not applicable.

Item 3.  Defaults Upon Senior Securities.
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company's Annual Meeting of Stockholders was held on June 30, 1998.

         1. The stockholders elected the following individuals as Class II Directors of the Company.

            Name                                     For                     Withheld
            ----                                     ---                     --------
            James P. Shea                         4,879,629                   2,100
            John E. Hunt, Sr.                     4,879,629                   2,100
            Mark D. Wallace                       4,879,629                   2,100

            The following directors' terms of office continued following the 1998 Annual Meeting: Class III Directors - Milton J. Wallace, Arthur
            G. Shapiro, M.D., and C. David Finch, M.D., terms expiring at the 1999 Annual Meeting; and Class I Directors - Charles J. Simons, Jeffery H. Watson, and Eugene P. Conese, Sr., terms expiring at the 2000 Annual Meeting.

         2. The stockholders approved an amendment to the Company's Employee Stock Option Plan increasing the authorized shares of common stock in such plan from 666,667 to 1,000,000.

                    For                      Against                   Abstain
                    ---                      -------                   -------
                 4,448,989                   388,517                    44,223

Item 5.  Other Information.
         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
         (a)   Exhibits furnished as part of the Report:
               11.1     Statement Re:  Computation of Per Share Earnings

         (b)   Reports on Form 8-K.

               The following Form 8-K Current Reports were filed in the six months ended June 30, 1998:
               (i) Form 8-K/A1 filed on May 29, 1998 regarding the acquisition of certain assets from South Georgia Dialysis Services, LLC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RENEX CORP.
                                   (Registrant)


                                   By: /s/ James P. Shea
                                       -----------------------------------------
                                   James P. Shea
                                   President and Chief Executive Officer


                                   By: /s/ Orestes L. Lugo
                                       -----------------------------------------
                                       Orestes L. Lugo
Date: August 6, 1998                   Vice President--Finance and Chief
      --------------                   Financial Officer