Form 10-Q
period 1998-09-30
RENEX CORP
filed 1998-11-13
CIK 911953

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarterly Period Ended September 30, 1998

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


    Title of Each Class                         Number of Shares Outstanding
       Common Stock                                  September 30, 1998

                                                           6,977,372

                                   RENEX CORP.

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
                          PART I--FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
                  September 30, 1998 (unaudited) and December 31, 1997                                         1

         Condensed Consolidated Statements of Operations (unaudited)
                  For the Three and Nine Months Ended September 30, 1998 and 1997                              2

         Condensed Consolidated Statements of Cash Flows (unaudited)
                  For the Nine Months Ended September 30, 1998 and 1997                                        3

         Notes to Unaudited Condensed Consolidated Financial Statements                                       4-5

Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                                                            6-11



                           PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.                                                                                    12

Item 2.  Changes in Securities.                                                                                12

Item 3.  Defaults Upon Senior Securities.                                                                      12

Item 4.  Submission of Matters to a Vote of Securities Holders.                                                12

Item 5.  Other Information.                                                                                    12

Item 6.  Exhibits and Reports on Form 8-K                                                                      12



                          RENEX CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          SEPTEMBER 30,      DECEMBER 31,
                                                                              1998                1997
                                                                          ------------       ------------
                                                                          (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents ........................................      $  8,801,000       $  9,693,000
  Accounts receivable, less allowance for doubtful accounts of
    $1,690,000 and $1,252,000 at September 30, 1998 and
    December 31, 1997, respectively ................................         7,990,000          5,266,000
  Securities available for sale ....................................                --          5,057,000
  Inventories ......................................................           547,000            433,000
  Prepaids and other ...............................................           565,000            667,000
                                                                          ------------       ------------

      Total current assets .........................................        17,903,000         21,116,000

Fixed assets, net ..................................................        10,752,000          7,675,000
Intangible assets, net .............................................         5,596,000          1,637,000
Notes receivable from affiliates, interest rate at 8% ..............            85,000             85,000
Other assets .......................................................           292,000            167,000
                                                                          ------------       ------------
      Total assets .................................................      $ 34,628,000       $ 30,680,000
                                                                          ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable .................................................      $  1,251,000       $  1,436,000
  Accrued expenses and other .......................................         6,531,000          3,606,000
  Current portion of capital lease obligations .....................           637,000            436,000
                                                                          ------------       ------------

      Total current liabilities ....................................         8,419,000          5,478,000
                                                                          ------------       ------------

Capital lease obligations, less current portion ....................         1,729,000          1,512,000
                                                                          ------------       ------------

Commitments

Shareholders' equity:
  Common stock, $.001 par value, 30,000,000 shares authorized,
    6,977,372 shares - 1998, and 6,974,247 shares - 1997 issued
    and outstanding ................................................             7,000              7,000
  Additional paid-in capital .......................................        30,444,000         30,618,000
  Accumulated deficit ..............................................        (5,971,000)        (6,935,000)
                                                                          ------------       ------------
      Total shareholders' equity ...................................        24,480,000         23,690,000
                                                                          ------------       ------------
      Total liabilities and shareholders' equity ...................      $ 34,628,000       $ 30,680,000
                                                                          ============       ============




     See accompanying notes to condensed consolidated financial statements.

                          RENEX CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                               SEPTEMBER 30,                      SEPTEMBER 30,
                                                     ------------------------------       ------------------------------
                                                         1998             1997               1998               1997
                                                     ------------      ------------       ------------      ------------
                                                                                 (UNAUDITED)

Net revenues ..................................      $ 10,177,000      $  6,580,000       $ 27,279,000      $ 19,012,000
Operating expenses:
  Facilities ..................................         7,417,000         5,012,000         20,338,000        14,688,000
  General and administrative ..................         1,397,000           851,000          3,681,000         2,158,000
  Provision for doubtful accounts .............           254,000           269,000            748,000           761,000
  Depreciation and amortization ...............           658,000           394,000          1,732,000         1,182,000
                                                     ------------      ------------       ------------      ------------

      Operating income ........................           451,000            54,000            780,000           223,000
                                                     ------------      ------------       ------------      ------------
Other income (expense):
  Loss on sale of assets ......................                --                --                 --           (27,000)
  Net interest income (expense) ...............            21,000          (278,000)           247,000          (815,000)
  Amortization of deferred financing costs ....                --           (54,000)                --          (162,000)
                                                     ------------      ------------       ------------      ------------
Income (loss) before taxes ....................           472,000          (278,000)         1,027,000          (781,000)
Income tax expense ............................            33,000                --             63,000                --
                                                     ------------      ------------       ------------      ------------
      Net income (loss) .......................      $    439,000      $   (278,000)      $    964,000      $   (781,000)
                                                     ============      ============       ============      ============

BASIC EARNINGS (LOSS) PER SHARE
Net income (loss) .............................      $        .06      $       (.07)      $        .14      $       (.20)
                                                     ============      ============       ============      ============
Weighted average shares outstanding ...........         6,977,372         3,971,128          6,977,372         3,974,006
                                                     ============      ============       ============      ============

DILUTED EARNINGS (LOSS) PER SHARE
Net income (loss) .............................      $        .06      $       (.07)      $        .14      $       (.20)
                                                     ============      ============       ============      ============
Weighted average shares outstanding ...........         7,030,920         3,971,128          7,037,795         3,974,006
                                                     ============      ============       ============      ============




     See accompanying notes to condensed consolidated financial statements.

                          RENEX CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                             -----------------------------
                                                                                 1998             1997
                                                                             -----------       -----------
Cash Flows from Operating Activities:
  Net income (loss) ...................................................      $   964,000       $  (781,000)
  Adjustments to reconcile net income (loss) to net cash used for operating activities:
    Provisions for doubtful accounts ..................................          748,000           761,000
    Depreciation and amortization .....................................        1,732,000         1,182,000
    Amortization of deferred financing costs/intangibles ..............               --           162,000
    Loss on sale of property and equipment ............................               --            27,000
    Changes in operating assets and liabilities, net of effects of acquisition:
      Accounts receivable .............................................       (3,472,000)       (1,367,000)
      Inventories .....................................................          (84,000)          (12,000)
      Prepaids and other ..............................................          102,000          (136,000)
      Other assets ....................................................         (133,000)         (269,000)
      Accounts payable and accrued expenses ...........................        2,667,000         1,142,000
                                                                             -----------       -----------

Net cash provided by operating activities .............................        2,524,000           709,000
                                                                             -----------       -----------
Cash Flows from Investing Activities:
  Purchases of property and equipment .................................       (3,130,000)         (997,000)
  Purchase of business assets .........................................       (4,750,000)               --
  Sales of securities available for sale ..............................        5,057,000                --
  Proceeds from the sale of property and equipment ....................               --            36,000
                                                                             -----------       -----------
      Net cash used for investing activities ..........................       (2,823,000)         (961,000)
                                                                             -----------       -----------
Cash Flows from Financing Activities:
  Payments on capital lease obligations ...............................         (413,000)         (530,000)
  Proceeds from line of credit ........................................               --         1,500,000
  Repayments of long-term debt ........................................           (6,000)          (28,000)
  Payments on line of credit ..........................................               --          (500,000)
  Proceeds from sale of stock .........................................               --            12,000
  Expenditures associated with issuance of stock ......................         (174,000)               --
                                                                             -----------       -----------
      Net cash (used for) provided by financing activities ............         (593,000)          454,000
                                                                             -----------       -----------
Net (decrease) increase in cash and cash equivalents ..................         (892,000)          202,000
Cash and cash equivalents, beginning of period ........................        9,693,000           952,000
                                                                             -----------       -----------
Cash and cash equivalents, end of period ..............................      $ 8,801,000       $ 1,154,000
                                                                             ===========       ===========
Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest ..............................................      $   287,000       $   809,000
                                                                             ===========       ===========
  Cash paid for income tax ............................................      $    81,000       $        --
                                                                             ===========       ===========
Non-Cash Investing and Financing Activities:
  Equipment acquired through capital lease obligations ................      $        --       $   921,000




     See accompanying notes to condensed consolidated financial statements.

                                   RENEX CORP.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998


(1)      INTERIM FINANCIAL STATEMENTS:

     In management's opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1998, and the results of its operations for the three and nine months ended September 30, 1998 and 1997.

     The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

     The condensed consolidated financial statements have been prepared by the Company in accordance with the accounting policies disclosed in the audited consolidated financial statements contained in the Company's Form 10-K for the year ended December 31, 1997 and should be read in conjunction with the consolidated financial statements and notes included in that report.

(2)      BUSINESS COMBINATIONS:

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

(3)      COMPREHENSIVE INCOME:

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. The Company's net income for the three and nine months ended September 30, 1998 equals comprehensive income for the same period.

(4)      RECENTLY ISSUED ACCOUNTING STANDARDS:

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

(5)      SUBSEQUENT EVENTS:

     In October 1998, the Company extended the non-competition agreements for an additional seven and one half years with the physicians who sold to the Company the Orange, New Jersey facility. As consideration for the extension, the Company will issue 445,594 common shares to the physicians pursuant to the terms of their amended non-competition agreements representing $2.2 million which will be allocated to non-compete agreements and goodwill.

     In November 1998, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 500,000 shares of common stock on the open market from time to time at prices acceptable to the Company. As of the current date, no shares have been repurchased.

     In November 1998, the Company's Board of Directors approved a Shareholder Rights Plan authorizing a dividend distribution of one Preferred Stock Purchase Right for each outstanding share of the Company's common stock. Under the plan, in specified circumstances when the rights can be exercised, each Right will entitle shareholders to purchase one one-hundredth of a share of the Company's new Series A Junior Participating Preferred Stock at an exercise price of $25. The Rights will be exercisable only under certain circumstances relating to a possible acquisition of or tender offer for the Company. Each Right will allow shareholders to purchase a certain number of shares of the Company's common stock or an acquiring company's common shares depending on the form of the business combination.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



OVERVIEW

         The Company, operating through its wholly-owned subsidiaries, is a provider of dialysis and ancillary services to patients with end-stage renal disease, as well as acute dialysis services to patients in hospitals. Since inception, the Company has implemented a growth strategy designed to build its presence in selected regional markets by establishing local clusters of dialysis facilities through new facility ("DE NOVO") development or the acquisition of existing facilities. To date, the Company has grown primarily through DE NOVO development because the Company believes such a strategy minimizes the initial capital outlay. However, DE NOVO facilities achieve profitability only when they reach sufficient utilization, which historically does not occur prior to twelve months following opening. The Company has increased utilization in its existing facilities from an average of 41% at December 31, 1994 to an average of 68% at September 30, 1998 primarily through marketing efforts directed at local nephrologists, patients and managed care organizations. The Company's overall facility utilization of 59% as of September 30, 1998 decreased from 66% as of September 30, 1997 due to the opening of three facilities during the year and the acquisition of four dialysis clinics in March 1998 which had a combined utilization of 39%.

         As of September 30, 1998, the Company operated 20 outpatient dialysis facilities, of which 11 were opened between 1994 and 1998. In addition, from 1995 through 1998, the Company acquired via the purchase of stock or assets, nine dialysis facilities.

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

RESULTS OF OPERATIONS

         The following table sets forth certain income statement items expressed as a percentage of net revenues for the three and nine months ended September 30, 1998 and 1997:

                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                          SEPTEMBER 30,              SEPTEMBER 30,
                                       ------------------       ------------------
                                        1998        1997         1998        1997
                                       ------      ------       ------      ------
Net revenues                           100.0%      100.0%       100.0%      100.0%
Facilities expenses                     72.9        76.2         74.6        77.3
General and administrative              13.7        12.9         13.5        11.3
Provision for doubtful accounts          2.5         4.1          2.7         4.0
Depreciation and amortization            6.5         6.0          6.4         6.2
Operating income                         4.4         0.8          2.9         1.2
Net interest income (expense)            0.2        (4.2)         0.9        (4.3)
Net income (loss)                        4.3        (4.2)         3.5        (4.1)


THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         NET REVENUES. Net revenues for the three months ended September 30, 1998 were $10.2 million compared to $6.6 million for the same period in 1997, representing an increase of 55%. The increase in net revenues was primarily attributable to revenues for four new dialysis facilities acquired in March 1998 and an acute service company acquired in December 1997 totaling $1.5 million; one DE NOVO facility opened in September 1997 and another facility opened in March 1998 totaling $1.1 million and the continued growth at existing facilities of $919,000.

         FACILITIES EXPENSES. Facilities expenses primarily consist of costs and expenses specifically attributable to the operation of the dialysis facilities, including operating and maintenance costs of such facilities and all labor, supplies and service costs related to patient care. Facilities expenses for the three months ended September 30, 1998 were $7.4 million compared to $5.0 million for the same period in 1997, representing an increase of 48%. The increase in facilities expenses was due to the greater number of facilities in operation in 1998. As a percentage of net revenues, facilities expenses decreased to 72.9% for the three months ended September 30, 1998 from 76.2% for the same period in 1997. The decrease as a percentage of net revenues was attributable to an increase in the commercial insurance payor mix from 20% for the three months ended September 30, 1997 to 23% for the three months ended September 30, 1998 and the increase in acute dialysis services which doubled to 6% of revenues compared to the same period in the prior year. Both of these increases provide higher margins.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of headquarter expenses including marketing, finance, operations management, legal, quality assurance, information systems, billing and collections and centralized accounting support. General and administrative expenses for the three months ended September 30, 1998 were $1.4 million compared to $851,000 for the same period in 1997, representing an increase of 64%. The increase in general and administrative expenses was due to increased personnel related expenses to support the greater number of facilities in operation, accruals related to management incentive programs and costs associated with being a public company. As a percentage of net revenues, general and administrative expenses increased to 13.7% for the three months ended September 30, 1998 from 12.9% for the same period in 1997. The increase as a percentage of net revenues was due to accruals related to management incentive programs and an increase in costs associated with being a public company.

         PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts is a function of patient payor mix, collection experience and other factors. The Company reserves for doubtful accounts in the period in which revenue is recognized based on management's estimate of the net collectibility of accounts receivable. The provision for doubtful accounts for the three months ended September 30, 1998 was $254,000 compared to $269,000 for the same period in 1997, representing a decrease of 6%. As a percentage of net revenues, the provision for doubtful accounts decreased to 2.5% for the three months ended September 30, 1998 from 4.1% for the same period in 1997. The decrease was primarily due to an emphasis on collections of aged amounts and an improvement in the aging of the accounts receivable.

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for the three months ended September 30, 1998 were $658,000 compared to $394,000 for the same period in 1997, representing an increase of 67%. The increase was primarily due to the acquisition of four dialysis clinics, the opening of three facilities in 1998, and the acquisition of an acute dialysis and hemapheresis business. As a percentage of net revenues, depreciation and amortization expenses increased to 6.5% for the three months ended September 30, 1998 from 6.0% for the same period in 1997 as a result of the above.

         NET INTEREST INCOME (EXPENSE). Net interest income for the three months ended September 30, 1998 was $21,000 compared to net interest expense of $278,000 for the same period in 1997, representing an income increase of $299,000. The increase was primarily due to the payoff in October 1997 of the Company's subordinated debt and the investment of the remaining proceeds from the Company's initial public offering ("IPO").

         NET INCOME (LOSS). The Company had net income of $439,000 for the three months ended September 30, 1998 compared to a net loss of $278,000 for the same period in 1997, an increase of $717,000.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         NET REVENUES. Net revenues for the nine months ended September 30, 1998 were $27.3 million compared to $19.0 million for the same period in 1997, representing an increase of 44%. The increase in net revenues was primarily attributable to the acquisition of four dialysis clinics and an acute dialysis and hemapheresis services company totaling $3.2 million, a full nine months' net revenue totaling $1.9 million for a new facility opened in September 1997, $600,000 for three facilities opened during 1998 and to the continued growth at existing facilities of $2.5 million.

         FACILITIES EXPENSES. Facilities expenses for the nine months ended September 30, 1998 were $20.3 million compared to $14.7 million for the same period in 1997, representing an increase of 39%. The increase in facilities expenses was due to the greater number of facilities in operation in 1997. As a percentage of net revenues, facilities expenses decreased to 74.6% for the nine months ended September 30, 1998 from 77.3% for the same period in 1997. The decrease as a percentage of net revenues was attributable to an increase in the commercial insurance payor mix from 18% for the nine months ended September 30, 1997 to 24% for the nine months ended September 30, 1998, and an increase in acute dialysis services, both of which provide higher margins.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 1998 were $3.7 million compared to $2.2 million for the same period in 1997, representing an increase of 71%. The increase in general and administrative expenses was due to increased personnel and related expenses to support the greater number of facilities in operation, accruals related to management incentive programs and costs associated with being a public company. As a percentage of net revenues, general and administrative expenses increased to 13.5% for the nine months ended September 30, 1998 from 11.3% for the same period in 1997. The increase as a percentage of net revenues was due to accruals related to management incentive programs and an increase in costs associated with being a public company.

         PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts for the nine months ended September 30, 1998 was $748,000 compared to $761,000 for the same period in 1997 representing a decrease of 2%. As a percentage of net revenues, the provision for doubtful accounts decreased to 2.7% for the nine months ended September 30, 1998 from 4.0% for the same period in 1997. The decrease was primarily due to an increased emphasis upon collection of aged amounts and an improvement in the aging of the accounts receivable.

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for the nine months ended September 30, 1998 were $1.7 million compared to $1.2 million for the same period in 1997, representing an increase of 47%. The increase was primarily due to the acquisition of four dialysis clinics, the opening of three facilities, and the acquisition of an acute dialysis and hemapheresis business. As a percentage of net revenues, depreciation and amortization expenses increased to 6.4% for the nine months ended September 30, 1998 from 6.2% for the same period in 1997 as a result of the above.

         NET INTEREST INCOME (EXPENSE). Net interest income for the nine months ended September 30, 1998 was $247,000 compared to net interest expense of $815,000 for the same period in 1997, representing an income increase of approximately $1.1 million. The increase was primarily due to the payoff in October 1997 of the Company's subordinated debt and the investment of the remaining proceeds from the Company's IPO.

         NET INCOME (LOSS). The Company had net income of $964,000 for the nine months ended September 30, 1998 compared to a net loss of $781,000 for the same period in 1997, an increase of approximately $1.8 million.

LIQUIDITY AND CAPITAL RESOURCES

    The Company requires capital resources for maintenance, refurbishing and expansion of existing facilities, acquisitions, DE NOVO facilities, working capital and general corporate purposes. The Company intends to finance its growth and working capital requirements, as well as purchases of additional equipment and leasehold improvements, from cash on hand, cash generated from operations and the Company's secured line of credit described below. As of September 30, 1998, the Company had working capital of approximately $9.5 million of which $8.8 million consisted of cash and cash equivalents, compared to working capital of $15.6 million of which $14.8 million consisted of cash and cash equivalents and securities available for sale as of December 31, 1997. The decreases were primarily a result of the cash purchase of four facilities for $4.5 million and purchases of property and equipment primarily for three facilities opened in 1998 for $3.1 million.

    Net cash provided by operating activities was $2.5 million for the nine months ended September 30, 1998, compared to net cash provided by operating activities of $709,000 for the nine months ended September 30, 1997. Net cash provided by operating activities consists of the Company's net income, increased by non-cash expenses such as depreciation, amortization and the provision for doubtful accounts and adjusted by changes in components of working capital, primarily accounts receivable and accrued expenses.

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

    Net cash used for investing activities was $2.8 million and $961,000 for the nine months ended September 30, 1998 and 1997, respectively. The cash used in 1998 related primarily to the $4.5 million cash purchase of four facilities in March 1998, along with $3.1 million for purchases of fixed assets, offset by the sale of $5.1 million in securities available for sale. The cash used in 1997 consisted primarily of purchases of fixed assets of $997,000. Historically, the Company's principal uses of cash in investing activities have been related to purchases of new equipment and leasehold improvements for the Company's existing facilities, the cost of development of additional facilities and acquisitions. The Company opened a facility in March 1998 and two more facilities during the third quarter.

    Net cash used for financing activities for the nine months ended September 30, 1998 was $593,000. This consisted primarily of payments on capital lease obligations. Net cash provided by financing activities for the nine months ended September 30, 1997 of $454,000 consisted primarily of $1 million of net proceeds from a line of credit offset by $530,000 in payments on capital lease obligations.

    In April 1998, the Company obtained a $15 million secured line of credit with a financial institution (the "Line of Credit"). Borrowings under the Line of Credit are based on cash flow measurements, and bear interest ranging from the lower of the LIBOR rate, plus 2.25% up to 2.75%, or the prime rate minus .5% up to the prime rate depending on the Company's leverage ratio. The Line of Credit will be utilized primarily for acquisitions and also provides working capital advances via sublimits up to $5 million. The Line of Credit contains certain financial covenants as to minimum net worth, leverage, capitalization and cash flow ratios along with restrictions on new indebtedness and payment of dividends. The Line of Credit replaced the Company's previous $4 million line of credit, and due to restrictions on indebtedness, it also effectively replaced the Company's $6 million lease line for equipment financing. As of September 30, 1998, the Company did not have any borrowings under the Line of Credit.

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

INCOME TAX LOSS CARRYFORWARDS

    As of September 30, 1998, the Company had approximately $6.6 million of net operating loss carryforwards that may be available to offset future taxable income for federal income tax purposes. These net operating loss carryforwards begin to expire in 2008.

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

    The Company recognizes its reliance on third parties for its operating and financial computer output and processing. Based upon ongoing assessments, it appears that the Company's existing internal software is either Y2K compliant or that third parties are taking appropriate and timely steps to ensure Y2K readiness. Testing, modifications and conversions of these third parties' software are expected to be completed by December 31, 1998. Presently, the Company's management does not foresee any significant costs related to these potential modifications and conversions.

    The Company has formally communicated with its significant payors and vendors and has requested a written statement regarding their Y2K readiness and proof of their Y2K testing by the first quarter of 1999. In the event that a vendor or payor fails to respond to the Company's request, the Company will then contact alternative payors and vendors who appear to have greater Y2K readiness and can provide the Company with the same supplies, equipment or services.

    The failure of any of the Company's significant payors or operating vendors to be Y2K compliant could have a material adverse impact on the operations of the Company.

SHARE REPURCHASE PROGRAM

     In November 1998, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 500,000 shares of common stock on the open market from time to time at prices acceptable to the Company. As of the current date, no shares have been repurchased.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits furnished as part of the Report:

              11.1     Statement Re:  Computation of Per Share Earnings (Loss)

              27       Financial Data Schedule (for SEC use only).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             RENEX CORP.
                             (Registrant)


                             By: /s/ James P. Shea
                                 -----------------------------------------------
                             James P. Shea
                             President and Chief Executive Officer


                             By: /s/ Orestes L. Lugo
                                 -----------------------------------------------
                             Orestes L. Lugo
                             Vice President--Finance and Chief Financial Officer


Date: November 13, 1998