Form 10-K405
period 1998-12-31
RENEX CORP
filed 1999-03-31
CIK 911953

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                                 ---------------

           201 Alhambra Plaza, Suite 800, Coral Gables, Florida 33134
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)
        Registrant's telephone number including area code: (305) 448-2044

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value

-------------------------------------------------------------------------------
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X] Yes [ ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    The aggregate market value of Renex Corp. Common Stock, $.001 par value held by non-affiliates of the Company was $24,745,505 as of March 22, 1999 based upon the closing sales price of the Common Stock as reported on the Nasdaq National Market System on such date.

    Number of shares of Common Stock of Renex Corp. outstanding as of March 22, 1999: 7,252,466

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1.  BUSINESS

    Renex Corp. ("Renex" or the "Company") is a high quality provider of dialysis and ancillary services to patients suffering from chronic kidney failure, generally referred to as end stage renal disease ("ESRD"). The Company has grown through DE NOVO development and acquisitions, and seeks to distinguish itself on the basis of quality patient care and responsiveness to the professional needs of its referring nephrologists. As of December 31, 1998, the Company provided dialysis services to approximately 1,200 patients in eight states, through 20 outpatient dialysis facilities and a staff-assisted home dialysis program. Additionally, the Company provided inpatient dialysis services at 17 hospitals as of December 31, 1998.

THE DIALYSIS INDUSTRY

END STAGE RENAL DISEASE

    ESRD is the state of advanced chronic kidney disease that is characterized by the irreversible loss of kidney function. A normal human kidney removes waste products and excess water from the blood, preventing water overload, toxin buildup and eventual poisoning of the body. Chronic kidney disease can be caused by a number of conditions, including inherited diseases, diabetes, hypertension and other illnesses. Patients suffering from ESRD require routine dialysis treatments or kidney transplantation to sustain life. Transplantation is significantly limited due to the scarcity of suitable organ donors, the incidence of organ transplant rejection and the ineligibility of many ESRD patients for transplantation due to health and age. As a result, the vast majority of ESRD patients must rely on dialysis for the remainder of their lives.

    According to the Health Care Financing Administration ("HCFA"), the number of patients receiving chronic kidney dialysis services in the United States has increased from 66,000 patients in 1982 to over 208,000 patients in 1996. According to the National Institutes of Health, the number of ESRD patients is projected to reach 300,000 by the year 2000. HCFA estimates that the national incidence rate of new cases of ESRD in 1996 was approximately 268 patients per million when considering all age groups, but was 1,144 patients per million in individuals age 65 to 74, and 1,079 patients per million in individuals age 75 and over. The Company attributes the growth in the number of ESRD patients principally to: (i) the aging of the U.S. population; (ii) better treatment and longer survival of patients suffering from diabetes, hypertension, and other illnesses that lead to ESRD; and (iii) improved dialysis technology which has enabled dialysis to be provided to older patients and patients who previously could not tolerate dialysis due to their physical condition.

    According to HCFA, total spending for ESRD in the United States in 1996 was an estimated $14.6 billion, of which Medicare paid an estimated $11.0 billion. The Company estimates that approximately $7.0 billion of the $14.6 billion was spent on dialysis and ancillary services. Since 1972, most ESRD patients in the United States have been entitled to Medicare benefits, regardless of age or financial circumstances. Currently, 93% of all ESRD patients in the United States receive Medicare reimbursement for treatment.

DIALYSIS FACILITIES; TREATMENTS AND STAFF

    FACILITIES. Patients with ESRD generally receive dialysis treatment through a dialysis facility, which may be a free-standing or a hospital-based outpatient facility. Most dialysis facilities offer a range of services to ESRD patients, including: dialysis treatments; provision of supplies and equipment; patient, family and community training and education; insurance counseling; billing services; dietary counseling and social services support. In 1996, there were over 3,100 dialysis facilities in the United States, of which approximately 77% were free-standing and approximately 23% were hospital-based outpatient facilities. The primary function of dialysis facilities is to provide ESRD patients with life sustaining kidney dialysis, including both hemodialysis and peritoneal dialysis.

    HEMODIALYSIS. HCFA estimates that as of December 31, 1996, approximately 84% of ESRD patients in the United States were receiving hemodialysis treatments (83% in outpatient facilities and 1% in the home). Hemodialysis uses an artificial kidney, called a dialyzer, to remove certain toxins and fluid from the patient's blood and a machine to control external blood flow and to monitor certain vital signs of the patient. Hemodialysis patients are connected to a dialysis machine via a vascular access device. The dialysis process occurs across a semipermeable membrane that divides the dialyzer into two distinct chambers. While the blood is circulated through one chamber, a premixed dialysate solution is circulated through the other chamber. The toxins and excess fluid from the blood cross the membrane into the dialysate solution. A typical hemodialysis treatment lasts three to four hours and is administered three times per week. During the dialysis procedure, patients generally remain seated next to the hemodialysis machine, but are able to read, watch television (if available) or converse with other patients or clinic staff. Most clinics provide some flexibility in scheduling (such as evening and weekend hours) to minimize disruption to the patients' lives. In certain cases, hemodialysis may also be performed at home for patients who are medically suitable and have a willing and capable assistant. Home hemodialysis requires training for both the patient and the caregiver, and requires monitoring by a designated outpatient facility.

    PERITONEAL DIALYSIS. As of December 31, 1996, HCFA estimates that approximately 16% of all ESRD patients were receiving peritoneal dialysis in the home, under the supervision of an outpatient facility. There are several variations of peritoneal dialysis. The most common forms are continuous ambulatory peritoneal dialysis ("CAPD") and continuous cycling peritoneal dialysis ("CCPD"). All forms of peritoneal dialysis use the patient's peritoneal (abdominal) cavity to eliminate fluid and toxins from the patient's blood. CAPD utilizes a sterile, pharmaceutical grade dialysate solution, which is introduced into the patient's peritoneal cavity through a surgically implanted catheter. Toxins in the blood continuously cross the peritoneal membrane into the dialysate solution. After several hours, the patient must drain and replace the fluid. CCPD is performed in a manner similar to CAPD but utilizes a mechanical device to cycle the dialysate solution while the patient is sleeping. Peritoneal dialysis patients are closely monitored by the designated dialysis facility, either through periodic (at least monthly) visits to the facility or through visits to the patient's home by a dialysis facility nurse.

    PATIENT CARE PROFESSIONALS. ESRD patients are generally under the care of a nephrologist, who is typically supported by a team of dialysis professionals, including:

    NEPHROLOGISTS. Nephrology is a subspecialty within the specialty of internal medicine. Nephrologists specialize in the management of all forms of kidney-related ailments and the administration of related services. Nephrologists typically are the primary care physicians for ESRD patients. As specialists, nephrologists provide consultation services to other physicians' patients who suffer from kidney-related ailments and examine and treat pre-ESRD patients. Nephrologists serve as the primary gatekeepers of ESRD patients and, in consultation with their patients, play a significant role in determining which dialysis facilities and hospitals will be used by such patients. While managed care directs a small minority of these patients (estimated by HCFA at 3% in 1996), nephrologists direct the vast majority of patients.

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

BUSINESS DEVELOPMENT ACTIVITIES

    In March 1998, the Company through its wholly-owned subsidiary, Renex Dialysis Clinic of South Georgia, Inc., purchased certain of the assets and the operating business and assumed certain liabilities of South Georgia Dialysis Services, LLC, a Georgia limited liability company ("SGDS") which operated four dialysis facilities in southern Georgia.

    During 1998, the Company developed three facilities located in Maplewood, Missouri; Union, Missouri; and Bloomfield, New Jersey. These facilities began servicing patients between March 1998 and August 1998.

OPERATIONS

OUTPATIENT FACILITIES

    As of December 31, 1998, the Company operated 20 outpatient dialysis facilities, with a total of 319 certified dialysis stations. All of the facilities are operated through wholly-owned subsidiaries.

OPERATION OF FACILITIES

    The Company's dialysis facilities are designed specifically for outpatient hemodialysis and for the training of peritoneal dialysis and home hemodialysis patients. Each facility has between 10 and 21 dialysis stations and many facilities are designed to accommodate additional stations as patient census increases. In addition, each facility generally contains a reception room, a patient preparation area, a nurse's station, a patient examination room, a patient training room, a water treatment room, a dialyzer reprocessing room, staff work areas, offices, a kitchen, a supply room, and a lounge. All of the Company's facilities contain state-of-the-art equipment and modern accommodations and are typically located near public transportation. The facilities are designed to provide a pleasant and comfortable environment for each patient and include such amenities as color television sets for each patient station, VCRs for patient education and entertainment, and portable telephones.

    Each facility is managed by a full time professional administrator or nurse manager with experience in the dialysis industry. Each administrator or manager is supported by nursing professionals, social workers, dieticians, technicians and clerical support staff. In accordance with Medicare regulations, each facility is supervised by a practicing physician, typically a nephrologist, who serves as medical director. The medical director is responsible for implementing the Company's policies and procedures to assure high quality patient care. The medical director's responsibilities also include patient education, recommendation of appropriate equipment, development of staff training programs and community relations.

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



    INPATIENT DIALYSIS SERVICES

    The Company provides inpatient dialysis services to 17 hospitals pursuant to contracts negotiated with the hospitals for treatments. Treatment fees are paid directly by the hospitals. The Company's inpatient dialysis services are provided in hospitals located in Mississippi, Massachusetts, Pennsylvania, Illinois and Georgia. In most instances, the Company provides the dialysis equipment and supplies and administers the dialysis treatment when requested. Examples of cases in which inpatient services are required include patients with acute kidney failure resulting from trauma or other causes, newly diagnosed but clinically unstable ESRD patients and ESRD patients who require hospitalization. The Company also provides hemapheresis treatments in several hospitals in Georgia.

STAFF-ASSISTED HOME HEMODIALYSIS SERVICES

    In addition to the Company's outpatient dialysis facilities, the Company provides staff-assisted home hemodialysis services in St. Louis, Missouri. In this program, the Company provides dialysis equipment, supplies and a qualified nurse or technician to administer the hemodialysis treatments in the patient's home. Such treatments are performed three times per week on a schedule convenient to the patient.

ANCILLARY SERVICES

    The Company provides a full range of ancillary services to ESRD patients, the most prominent of which is the physician prescribed administration of bioengineered erythropoietin ("EPO"). EPO is a substitute for the natural protein, erythropoietin, which is secreted by the kidneys and stimulates the production and development of red blood cells. Low levels of erythropoietin in a patient's blood often result in anemia. EPO is useful in the treatment of anemia associated with ESRD and reduces the need for blood transfusions. Substantially all ESRD patients receive EPO in dosages varying with a patient's weight and blood count. Overall, the Company derived approximately one-third of its net revenues for the years ended December 31, 1996, 1997 and 1998 from the provision of ancillary services. The majority of such net revenues were from the administration of EPO. EPO is produced by only one manufacturer. Although the Company has not experienced any difficulty in obtaining supplies of EPO, there can be no assurance that the Company will be able to obtain sufficient supplies at reasonable prices, or at all.

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

    Medical directors and associate medical directors enter into written agreements with the Company which specify their duties and establish their compensation. Compensation is fixed for periods of one year or more, is separately negotiated for each facility, and generally depends upon competitive factors in the local market and the medical director's professional qualifications and responsibilities. Agreements between the Company and its medical directors have a minimum term of five years and may extend for as much as ten years. Under these agreements, the Company pays its medical directors a base annual compensation, which is paid in monthly installments. Medical director agreements, to the extent permitted by law, restrict the medical director from acting as a medical director, owner or equity holder in competing dialysis facilities within a specific geographic area. However, the agreements do not prohibit the physician from providing direct patient care services at other locations, and do not require or compensate the physician for referrals of patients to the facility.

    In connection with acquisitions, the Company generally requires non-competition agreements from the sellers, whether physicians or otherwise. Such non-competition agreements prohibit such sellers from owning, operating, maintaining or otherwise participating in competing facilities within specific geographic areas for periods of two to ten years.

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

SOURCES OF REIMBURSEMENT

    The following table provides information regarding the percentage of net revenues received by the Company by source:

                                                          YEARS ENDED
                                                          DECEMBER 31,
                                                 ----------------------------
                                                    1996       1997      1998
                                                 ---------  ---------  -------
         Medicare/Medicaid..............             67.2%      74.3%     67.2%
         Private/Managed Care Payors....             30.9       23.3      27.0
         Hospital Inpatient Dialysis
            Services....................              1.9        2.4       5.8
                                                 --------   --------  --------
                  Total.................            100.0%     100.0%    100.0%
                                                 ========   ========  ========

    The Company obtains a substantial portion of its reimbursement under a prospective Medicare reimbursement system for dialysis services provided to ESRD patients. The Social Security Act ("SSA") provides Medicare coverage for individuals who are medically determined to have ESRD, regardless of age. ESRD is currently defined in federal regulations as that stage of kidney impairment that appears irreversible and permanent and requires a regular course of dialysis or kidney transplantation to maintain life. Once an individual is medically determined to have ESRD, the SSA specifies that one of two conditions must be met before entitlement begins: (i) a regular course of dialysis must begin; or (ii) a kidney transplant must be performed. The SSA provides that entitlement begins 90 days after the month in which a regular course of dialysis is initiated.

    Under the Medicare ESRD program, reimbursement rates per treatment are fixed in advance and have been adjusted from time to time by the U.S. Congress. Payment for dialysis services is based on a prospective system which was implemented by HCFA in 1972. Providers are paid a base reimbursement rate per dialysis treatment (the "Composite Rate"). The Composite Rate constitutes payment for all routinely provided supplies, drugs, tests and services incidental to dialysis. Other dialysis related ancillary services, including certain drugs such as EPO, blood transfusions and certain tests ordered by physicians, are separately reimbursed in accordance with Medicare's reimbursement policies. Although this form of reimbursement limits the allowable charge per treatment, it provides the Company with predictable and recurring per treatment net revenue. Medicare, through its carriers, pays 80% of the amounts set by the Medicare prospective reimbursement system. The remaining 20% is paid by Medicaid, secondary private insurance coverage, if any, and/or the patient.

    From time to time, the U.S. Congress adjusts the applicable Composite Rate and fees based upon a review of several factors, including provider cost data from prior years. Prior to 1983, the average Composite Rate was established at $138 per treatment. In 1983, the average Composite Rate was reduced to $127 per treatment for free-standing outpatient dialysis facilities. In 1986, the average Composite Rate was further reduced to $125 per treatment. In January 1991, the average composite rate was increased to $126, the current level. The Composite Rate varies from region to region based on regional wage variations. In its March 1999 REPORT TO THE CONGRESS, the Medicare Payment Advisory Commission ("MedPAC") recommended that the Composite Rate be increased in the range of 2.4% to 2.9%. The Company is unable to predict what, if any, future changes may occur in the Composite Rate. Any reductions in the Composite Rate could have a material adverse effect on the Company's business, financial condition and results of operations.

    One ancillary item that provides the Company with significant net revenues is the provision of Erythropoiten. Since 1989, the ESRD Program has funded the administration of erythropoiten. Erythropoiten is produced synthetically in the form of Epogen ("EPO"), a drug manufactured by only one supplier. Naturally occurring erythropoiten, which is created in healthy kidneys and stimulates the production of red blood cells in bone marrow, is not produced in sufficient quantities in most ESRD patients. Consequently, ESRD patients are typically anemic and require EPO hormonal replacement therapy.

    Initially, the ESRD Program funded EPO use at $40 per treatment for dosing to 10,000 units and $70 for dosages in excess of 10,000 units. In 1990 HCFA adopted a policy to fund at $11 per 1,000 units, a rate which remained unchanged for four years. This system was subject to ceiling hematocrit levels (a measurement of the percentage of red blood cells per unit volume of blood), with exceptions made for patients that provided medical justification. In 1994, funding for EPO was cut to $10 per 1,000 units. No further change in the reimbursement level of EPO has been made since 1994. The current administration proposed budget for fiscal year includes a proposal to reduce reimbursement for EPO from $10 to $9 per 1,000 units administered.

    Prior to June 1997, HCFA did not fund EPO reimbursement claims involving patients for whom hematocrit levels exceeded 36% in any billing period. This policy was modified in July 1997 when HCFA adopted a 36.5% ceiling based on a 90-day trailing hematocrit average. On June 20, 1998, HCFA issued a Program Memorandum to its intermediaries and carriers that removed certain requirements relating to EPO reimbursement and effectively raised the hematocrit ceiling to 37.5%.

    HCFA is also developing a medical justification exception policy that will establish rigid guidelines for sustaining hematocrit levels greater than 36%. Until this is developed, intermediaries are instructed to conduct post-payment review for claims above 36% to ensure that medical justification is properly documented. The Company cannot predict future changes in the reimbursement rate for the administration of EPO, the future reimbursement dosage limit per administration, or the cost of the drug. Any reductions in reimbursement, dosage limitations, or increases in the cost of the drug could have a material adverse effect on the Company's business, financial condition and results of operations.

    Effective January 1, 1998, the reimbursement rates for drugs other than EPO were reduced by approximately 5%. The current administration proposed budget for fiscal year proposes to reduce the amount of reimbursement for drugs, other than EPO, from 95% to 83% of the average wholesale price. The Company cannot predict future changes in the reimbursement rate, dosage limitations or costs of these drugs administered to its patients. Any reductions in reimbursement, dosage limitations, or increases in the costs of the drugs could have a material adverse effect on the Company's business, financial condition and results of operations.

    In March 1996, HCFA published a request for proposals ("RFP"), requesting bids from managed care companies to participate in a three year test program for the comprehensive treatment of ESRD patients, including dialysis, kidney transplantation, physician and hospital services. Currently, managed care companies are only permitted to arrange for the dialysis treatment of existing members of their programs who develop ESRD subsequent to their enrollment in the managed care plan. HCFA selected four managed care companies which were allowed to recruit ESRD patients beginning in mid-1997 in a test program over a three year period. One managed care company subsequently withdrew from the test program and was not replaced. The results of the test program will determine whether HCFA will open up the market to additional managed care companies. The RFP included a capitation payment scale for ESRD patients. HCFA also required that the managed care companies offer certain extra services including rehabilitation counseling, free transportation to physicians' offices and discounted prescription drugs to all ESRD patients. The Company is unable to predict whether the HCFA test program will be successful and result in large numbers of ESRD patients enrolling in managed care programs, or the impact, if any, of such enrollment on the Company's operations. The widespread introduction of managed care to the dialysis industry could result in a change of the reimbursement rates for the Company's services, which could have a material effect on the Company's business, financial condition and results of operations.

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

    Effective August 1997, ESRD patients under age 65 who are covered by an employer group health insurance plan must wait 33 months (consisting of the three months' entitlement waiting period described above and an additional 30 months coordination of benefits period) before Medicare becomes the primary payor. During the 33 month period, the employer group health plan is responsible for paying primary benefits at its negotiated rate or, in the absence of such a rate, at the Company's usual and customary charges. Following such 33 month period, Medicare becomes the primary coverage and the group insurance becomes secondary. If an ESRD patient who is covered by an employer group health plan elects home dialysis training during the first 90 days of dialysis, Medicare becomes the primary payor after 30 months.

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

GOVERNMENT REGULATION

   GENERAL

    The Company's operations are subject to extensive government regulation at the federal, state and local levels. These government regulations require, among other things, that the Company meet various standards governing the construction and management of facilities, personnel, maintenance of proper records, equipment and quality assurance programs. In order to receive Medicare reimbursement, dialysis facilities must be certified by Medicare and are subject to periodic inspection to assure compliance with applicable regulations. Medicare's approval is also required for the addition of dialysis stations at existing facilities. All of the Company's facilities are Medicare certified.

    All states have specific regulations governing dialysis services. These regulations vary from state to state and many include approval of owners and construction plans, licensure of facilities, inspections or certificates of need ("CON"). Except for its facilities located in Mississippi, the Company does not presently operate in any state which has an applicable CON law. However, the Company may in the future acquire or develop facilities in such states. In such event, the Company would apply for approval through the applicable CON process and comply with all applicable licensing requirements.

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

    LEASES WITH PHYSICIANS. Certain of the Company's dialysis facilities are leased from entities in which physicians who refer patients to the Company hold interests. Because of the referral of patients by these physicians, the federal anti-kickback statute may apply. HHS has promulgated a safe harbor relevant to such arrangements relating to space rental. While the Company seeks to structure its arrangements to satisfy the safe harbor provisions, there can be no assurance that the Company's leases are in compliance with the federal anti-kickback statute.

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

    While the Company seeks to structure all of its arrangements so as not to violate the anti-kickback statute, Tthere can be no assurance that the Company's current arrangements with laboratories, IDPN suppliers, and other persons or entities who either refer patients to the Company or from whom the Company purchases items or services are in material compliance with the federal anti-kickback statute or that the Company's future arrangements will not be challenged, required to be changed, or result in sanctions. Furthermore, there can be no assurance that the Company will not be challenged or subject to sanctions for any of its past arrangements. Any such challenge or change, including any related sanctions which might be assessed, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    For purposes of Stark II, "designated health services" include, among other things: clinical laboratory services; parenteral and enteral nutrients, equipment and supplies, including IDPN; prosthetics, orthotics and prosthetic devices and supplies; physical and occupational therapy services; outpatient prescription drugs; durable medical equipment, and inpatient and outpatient hospital services. Kidney dialysis is not a designated health service under Stark II. However, the definition of "designated health services" includes items and services that are components of dialysis or that may be provided to a patient in connection with dialysis, if such items and services were considered separately rather than collectively as dialysis. The Stark I regulations provide an exception for certain clinical laboratory services reimbursed under the Medicare composite rate for dialysis. HHS recently promulgated regulations clarifying that ancillary services administered in conjunction with dialysis treatments which are not included in the Composite Rate, such as EPO, non-routine parenteral items and non-routine laboratory services, are considered part of the dialysis treatment and are not therefore a designated health service.

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

    The Balanced Budget Act of 1997 also includes numerous health fraud provisions, including: (i) new Medicare and Medicaid exclusion authority for the transfer of ownership or control interest in an entity to an immediate family or household member in anticipation of, or following, a conviction, assessment, or exclusion; (ii) increased mandatory exclusion periods for multiple health fraud convictions, including permanent exclusion for those convicted of three health care-related crimes; (iii) authority for the Secretary of HHS to refuse to enter into Medicare agreements with convicted felons; (iv) new civil money penalties for contracting with an excluded provider or violating the Medicare and Medicaid anti-kickback statute; (v) new surety bond and information disclosure requirements for certain providers and suppliers; and (vi) an expansion of the mandatory and permissive exclusions added by HIPAA to any federal health care program (other than the Federal Employees Health Benefits Program).

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

COMPETITION

    The dialysis industry is fragmented and highly competitive, particularly with respect to the acquisition of existing dialysis facilities. Competition for qualified nephrologists to act as medical directors is also intense. According to HCFA, as of December 31, 1996, there were in excess of 3,000 dialysis facilities in the United States. According to industry estimates, as of December 31, 1998, over half of all ESRD patients were treated by the four largest outpatient dialysis providers. The largest multi-facility provider is Fresenius Medical Care AG. Other large publicly owned dialysis companies include Gambro Health Care Patient Services, Inc. (a subsidiary of Incentive AB), Total Renal Care Holdings, Inc. and Renal Care Group, Inc. Many of the Company's competitors have substantially greater financial resources than the Company and often compete with the Company for acquisitions, development and/or management of dialysis facilities. The Company may also experience competition from facilities established by former medical directors or other referring physicians. In addition, there are also a number of health care providers that have substantially greater financial resources than the Company who may decide to enter the dialysis industry. The Company believes that competition for acquisitions increases the cost of acquiring dialysis facilities and there can be no assurance that the Company will be able to compete effectively with such competitors either for acquisitions or generally.

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

EMPLOYEES

    As of December 31, 1998, the Company had 247 full-time and 37 part-time employees in its dialysis operations and an additional 33 full-time and 4 part-time employees in its corporate office. The Company's employees are not represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

    The Company maintains its principal executive offices in Coral Gables, Florida and also maintains an office in Marietta, Georgia for its acute dialysis services division. The Company owns and operates 20 dialysis centers in 8 states, all of which are located in leased facilities. The Company's facilities generally occupy between 4,000 and 10,000 square feet of leased space, with lease terms of five to ten years, typically renewable for at least five years. The Company considers its properties to be in good operating condition and suitable for the purposes for which they are being used. The following are the locations of such facilities:

                              LOCATION OF FACILITY

University City, MO                           Orange, NJ
Pittsburgh, PA                                Woodbury, NJ
Tampa, FL                                     North Andover, MA
Creve Coeur, MO                               Thomasville, GA
Amesbury, MA                                  Camilla, GA
Philadelphia, PA                              Bainbridge, GA
Bridgeton, MO                                 Quitman, GA
Jackson, MS                                   Maplewood, MO
Delta, LA                                     Union, MO
Port Gibson, MS                               Bloomfield, NJ


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock has been traded on the Nasdaq National Market System ("NASDAQ/NMS") under the symbol "RENX" since October 8, 1997 when the Company completed its initial public offering.

    The following tables sets forth for the periods indicated, the range of high and low closing prices for the Company's Common Stock on the Nasdaq National Market System.


FISCAL YEAR ENDED DECEMBER 31, 1997                                           HIGH                LOW
-----------------------------------                                           ----                ---
4th Quarter (October 8, 1997 to December 31, 1997)................           $8.25              $4.875

FISCAL YEAR ENDED DECEMBER 31, 1998
-----------------------------------
1st Quarter.......................................................            7.38               4.81
2nd Quarter.......................................................            7.19               5.25
3rd Quarter.......................................................            6.50               3.88
4th Quarter.......................................................            7.25               4.00

    The closing sales price of the Company's Common Stock on March 22, 1999 was $4.75 as reported on NASDAQ/NMS.

HOLDERS

    As of March 22, 1999, the approximate number of record stockholders was 200.

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


                                                                                     Years Ended December 31,
                                                                 ------------------------------------------------------------------
                                                                    1994          1995         1996          1997         1998
                                                                 ---------    ---------     ---------    ---------     -----------
                                                                          (in thousands, except share and operating data)

       STATEMENT OF OPERATIONS DATA:
         Net revenues.....................................       $   2,746    $   8,794     $  18,569    $  26,073     $  37,811
         Operating expenses:
           Facilities.....................................           2,405        6,809        14,625       20,182        28,311
           General and administrative.....................           1,025        1,682         2,581        2,991         4,754
           Provision for doubtful accounts................              93          495         1,293          962         1,096
           Depreciation and amortization..................             126          509         1,642        1,635         2,394
                                                                 ---------    ---------     ---------    ---------     ---------
             Operating income (loss)......................            (903)        (701)       (1,572)         303         1,256
         Other income (expenses):
           Gain (loss) on sale of assets..................              --           --           264          (27)          (22)
           Net interest income (expense)..................              61         (360)         (915)        (771)          271
           Amortization of deferred financing costs.......              --         (126)         (226)        (162)          (29)
                                                                 ---------    ---------     ---------    ----------    ---------
         Income (loss) before taxes.......................            (842)      (1,187)       (2,449)        (657)        1,476
           Income tax expense.............................              --           --            --           --           106
                                                                 ---------    ---------     ---------    ---------     ---------
         Income (loss) before extraordinary item..........            (842)      (1,187)       (2,449)        (657)        1,370
           Extraordinary charge for early retirement of
             debt ........................................              --           --            --       (1,441)           --
                                                                 ---------    ---------     ---------    ----------    ---------
             Net income (loss)............................       $    (842)   $  (1,187)    $  (2,449)   $  (2,098)    $   1,370
                                                                 ==========   ==========    ==========   ==========    =========

       BASIC EARNINGS (LOSS) PER SHARE
         Income (loss) per share before extraordinary item       $    (0.48)  $    (0.61)   $    (0.84)  $    (0.14)   $     0.19
         Extraordinary charge for early retirement of debt              --           --            --         (0.31)           --
                                                                 ---------    ---------     ---------    ----------    ----------
         Net income (loss)................................       $    (0.48)  $    (0.61)   $    (0.84)  $    (0.45)   $     0.19
                                                                 ==========   ==========    ==========   ==========    ==========
         Weighted average shares outstanding..............        1,741,450    1,944,759     2,930,540    4,672,707     7,065,270
                                                                 ==========   ==========    ==========   ==========    ==========

       DILUTED EARNINGS (LOSS) PER SHARE
         Income (loss) per share before extraordinary item       $    (0.48)  $    (0.61)   $    (0.84)  $    (0.14)   $     0.19
         Extraordinary charge for early retirement of debt              --           --            --         (0.31)          --
                                                                 ---------    ---------     ---------    ----------    ---------
         Net income (loss)................................       $    (0.48)  $    (0.61)   $    (0.84)  $    (0.45)   $     0.19
                                                                 ==========   ==========    ==========   ==========    ==========
         Weighted average shares outstanding..............        1,741,450    1,944,759     2,930,540    4,672,707     7,123,006
                                                                 ==========   ==========    ==========   ==========    ==========

       OPERATING DATA:
         Patients (at period end).........................             142          319           691          870         1,157
         Treatments.......................................          10,260       33,702        77,919      115,689       157,488
         Number of facilities (at period end).............               4            7            12           13            20


                                                                                 December 31,
                                                          ------------------------------------------------------------
                                                             1994        1995        1996         1997        1998
                                                             ----        ----        ----         ----        ----
                                                                                (in thousands)
                 BALANCE SHEET DATA:
                   Current assets................          $ 2,527     $  5,234    $  6,059    $   21,116  $   17,850
                   Working capital...............            2,136        3,051       2,389        15,638       9,569
                   Total assets..................            4,020       11,815      15,161        30,680      36,887
                   Total debt....................              220        6,375       7,743         1,954       2,204
                   Total shareholders' equity....            3,482        4,164       4,317        23,690      27,087


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company, which was established in July 1993, is a high quality provider of dialysis and ancillary services to patients with ESRD, as well as acute dialysis services to patients in hospitals. Since inception, the Company has implemented an aggressive growth strategy designed to build its presence in selected regional markets by establishing local clusters of dialysis facilities through new facility ("de novo") development or the acquisition of existing facilities. To date, Renex has grown primarily through DE NOVO development because the Company believes such a strategy minimizes the initial capital outlay. However, DE NOVO facilities achieve profitability only when they reach sufficient utilization, which historically does not occur prior to twelve months following opening. The Company has increased overall facility utilization from an average of 41% at December 31, 1994 to an average of 63% at December 31, 1998, primarily through marketing efforts directed at local nephrologists, patients and managed care organizations. The Company's overall facility utilization decreased from 68% as of December 31, 1997 due to the opening of three facilities during the year and the acquisition of four dialysis clinics in March 1998 which had a combined utilization of 50%. In the future, the Company believes that its growth will be through a combination of acquisitions and DE NOVO development, which will allow expansion of its regional market presence and provide entry into new regional markets.

    As of December 31, 1998, the Company operated 20 outpatient dialysis facilities, of which eleven were DE NOVO facilities opened between 1994 and 1998. In addition, from 1995 through 1998, the Company acquired via the purchase of stock or assets, nine dialysis facilities.

    In addition to its outpatient dialysis facilities, the Company manages a home hemodialysis program and provides acute dialysis and hemapheresis treatments to 17 hospitals through contractual arrangements with these hospitals. The majority of these hospital contracts were added during the fourth quarter of 1997, when the Company acquired certain assets of an acute dialysis and hemapheresis company.

SOURCES OF NET REVENUES

    The Company's net revenue is derived primarily from five sources: (i) outpatient hemodialysis services; (ii) the administration of EPO and, to a lesser extent, other ancillary services; (iii) peritoneal dialysis services;
(iv) acute inpatient hemodialysis and hemapheresis services to hospitalized patients; and (v) home hemodialysis services. Services generally include the provision of equipment and supplies. The Company's dialysis and ancillary services are reimbursed primarily under the Medicare ESRD program in accordance with rates established by HCFA. Medicare reimbursement is subject to rate and other legislative changes by Congress and periodic changes in regulations, including changes that may reduce payments under the ESRD program. Payments are also provided by Medicaid, patients and non-governmental third-party payors for the first three to 33 months of treatment as mandated by law. Payments made by non-governmental third-party payors are generally at rates higher than the Composite Rate. Rates paid for services provided to hospitalized patients are negotiated with and reimbursed by individual hospitals. For the years ended December 31, 1997 and 1998, approximately 74% and 67%, respectively, of the Company's net revenues were derived from reimbursement by Medicare and Medicaid. The Company will continue to be dependent upon revenue from Medicare and Medicaid. Since dialysis is an ongoing, life sustaining therapy used to treat a chronic condition, use of the Company's services is generally predictable and not subject to seasonal or economic fluctuation. However, the Company's interim and annual results of operations may be significantly affected by any changes in Medicare, Medicaid or non-governmental third-party payor reimbursement rates and the timing and costs of any acquisitions or DE NOVO facilities.

RESULTS OF OPERATIONS

    The following table sets forth certain income statement items expressed as a percentage of net revenues for the years ended December 31, 1996, 1997 and 1998:


                                                             YEARS ENDED DECEMBER 31,
                                                         --------------------------------
                                                            1996       1997        1998
                                                         ---------  ---------   -------
  Net revenues....................................          100.0%     100.0%      100.0%
                                                         --------   --------    ---------
  Facilities expenses.............................           78.8       77.4        74.9
  General and administrative expenses.............           13.9       11.5        12.6
  Provision for doubtful accounts.................            7.0        3.7         2.9
  Depreciation and amortization expenses..........            8.8        6.3         6.3
  Operating income (loss).........................           (8.5)       1.2         3.3
  Net interest income (expense)...................           (4.9)      (3.0)        0.7
  Extraordinary charge for early retirement of debt            --        5.5          --
  Net income (loss)...............................          (13.2)      (8.0)        3.6


YEARS ENDED DECEMBER 31, 1998 AND 1997

    NET REVENUES. Net revenues for the year ended December 31, 1998 were $37.8 million compared to $26.1 million for the same period in 1997, representing an increase of 45%. The increase in net revenues of $11.7 million was primarily attributable to the acquisition of four dialysis clinics and an acute dialysis services company totaling $4.7 million, a full twelve months' net revenue totaling $2.2 million for a new facility opened in September 1997, $1.5 million for three facilities opened during 1998, and the continued growth at existing facilities of $3.3 million, along with the full impact of the Medicare Secondary Payor provision which became effective in the second half of 1997.

    FACILITIES EXPENSES. Facilities expenses primarily consist of costs and expenses specifically attributable to the operation of the dialysis facilities, including operating and maintenance costs of such facilities and all labor, supplies and service costs related to patient care. Facilities expenses for the year ended December 31, 1998 were $28.3 million compared to $20.2 million for the same period in 1997, representing an increase of 40.3%. The increase was due to the greater number of facilities in operation in 1998. As a percentage of net revenues, facilities expenses decreased to 74.9% for the year ended December 31, 1998 from 77.4% for the same period in 1997. The decrease as a percentage of net revenues was attributable to an increase in the commercial insurance/managed care payor mix from 23.3% for the year ended December 31, 1997 to 27.0% for the year ended December 31, 1998, and an increase in acute dialysis services, both of which provide higher margins.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of headquarter expenses including marketing, finance, operations management, legal, quality assurance, information systems, billing and collections and centralized accounting support. General and administrative expenses for the year ended December 31, 1998 were $4.8 million compared to $3.0 million for the same period in 1997, representing an increase of 58.9%. The increase was due to increased personnel and related expenses to support the greater number of facilities in operation, accruals related to management incentive programs and costs associated with being a public company. As a percentage of net revenues, general and administrative expenses increased to 12.6% for the year ended December 31, 1998 from 11.5% for the same period in 1997. The increase as a percentage of net revenues was due to accruals related to management incentive programs and an increase in costs associated with being a public company.

    PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts is a function of the patient payor mix, collection experience and other factors. It is the Company's practice to reserve for doubtful accounts in the period in which revenue is recognized based on management's estimate of the net collectibility of accounts receivable. The provision for doubtful accounts for the year ended December 31, 1998 was $1.1 million compared to $1 million for the same period in 1997, representing an increase of 13.9%. As a percentage of net revenues, the provision for doubtful accounts decreased to 2.9% for the year ended December 31, 1998 from 3.7% for the same period in 1997. The decrease was primarily due to an increased emphasis upon collection of aged amounts and an improvement in the aging of the accounts receivable.

    DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for the year ended December 31, 1998 were $2.4 million compared to $1.6 million for the same period in 1997, representing an increase of 46.4%. The increase was primarily attributable to the acquisition of four dialysis clinics, the opening of three facilities, and the acquisition of an acute dialysis and hemapheresis business. As a percentage of net revenues, depreciation and amortization expenses were 6.3% for the years ended December 31, 1998 and 1997.

    NET INTEREST INCOME (EXPENSE). Net interest income for the year ended December 31, 1998 was $271,000 compared to net interest expense of $771,000 for the same period in 1997, representing an income increase of approximately $1.0 million. The increase was primarily due to the payoff in October 1997 of the Company's subordinated debt and the investment of the remaining proceeds from the Company's IPO.

    NET INCOME (LOSS). The Company had net income of $1.4 million for the year ended December 31, 1998 compared to a net loss of $2.1 million for the same period in 1997, an income increase of approximately $3.5 million.

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

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the year ended December 31, 1997 were $3.0 million compared to $2.6 million for the same period in 1996, representing an increase of 15.9%. The increase was due to increased personnel and related expenses to support the greater number of facilities in operation. As a percentage of net revenues, general and administrative expenses decreased to 11.5% for the year ended December 31, 1997 from 13.9% for the same period in 1996. The decrease as a percentage of revenues was due to an increase in net revenues from increased utilization of existing facilities which did not require a proportionate increase in corporate overhead.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company requires capital resources for maintenance, refurbishing and expansion of existing facilities, acquisitions, DE NOVO facilities, working capital and general corporate purposes. The Company intends to finance its growth and working capital requirements, as well as purchases of additional equipment and leasehold improvements, from cash on hand, cash generated from operations and the Company's secured line of credit described below. As of December 31, 1998, the Company had working capital of approximately $9.6 million of which $9.1 million consisted of cash and cash equivalents, compared to working capital of $15.6 million of which $14.8 million consisted of cash and cash equivalents and securities available for sale as of December 31, 1997. The decreases were primarily a result of the cash purchase of four facilities for $4.5 million and purchases of property and equipment of $3.5 million, primarily for three DE NOVO facilities opened in 1998.

    Net cash provided by operating activities was $3.5 million and $2.4 million for the years ended December 31, 1998 and 1997, respectively. Net cash provided by operating activities consisted of the Company's net income, increased by non-cash expenses such as depreciation, amortization and the provision for doubtful accounts and adjusted by changes in components of working capital, primarily accounts receivable, due to third-parties and accrued expenses.

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

    Net cash used for investing activities was $3.4 million and $7.5 million for the years ended December 31, 1998 and 1997, respectively. The cash used in 1998 related primarily to the $4.5 million cash purchase of four facilities in March 1998, along with $3.5 million for purchases of fixed assets, offset by the sale of $5.1 million in securities available for sale. The cash used in 1997 consisted primarily of the purchase of $5.1 million in securities available for sale, along with $1.9 million for purchases of fixed assets. Historically, the Company's principal uses of cash in investing activities have been related to purchases of new equipment and leasehold improvements for the Company's existing facilities, the cost of development of additional facilities and acquisitions. The Company opened a facility in March 1998 and two more facilities during the third quarter.

    Net cash used for financing activities for the year ended December 31, 1998 was $755,000. This consisted primarily of payments on capital lease obligations and expenditures associated with the issuance of stock. Net cash provided by financing activities for the year ended December 31, 1997 was $13.9 million. This consisted primarily of $21.6 million from the net proceeds of the Company's initial public offering, offset by payments on the early retirement of debt of $6.3 million, and the payments on capital lease obligations of $1.0 million.

    In April 1998, the Company obtained a $15 million secured line of credit with a financial institution (the "Line of Credit"). Borrowings under the Line of Credit are based on cash flow measurements, and bear interest ranging from the lower of the LIBOR rate, plus 2.25% up to 2.75%, or the prime rate minus .5% up to the prime rate depending on the Company's leverage ratio. The Line of Credit will be utilized primarily for acquisitions and also provides working capital advances via sublimits up to $5 million. The Line of Credit contains certain financial covenants as to minimum net worth, leverage, capitalization and cash flow ratios along with restrictions on new indebtedness and payment of dividends. The Line of Credit replaced the Company's previous $4 million line of credit, and due to restrictions on indebtedness, it also effectively replaced the Company's $6 million lease line for equipment financing. As of December 31, 1998, the Company did not have any borrowings under the Line of Credit.

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

INCOME TAX LOSS CARRYFORWARDS

    As of December 31, 1998, the Company had approximately $3.6 million of net operating loss carryforwards that may be available to offset future taxable income for federal income tax purposes. These net operating loss carryforwards begin to expire in 2008.

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

YEAR 2000

    In February 1998, the Company formed a committee to evaluate and develop an action plan for computer systems issues related to the Year 2000 ("Y2K"). The committee has evaluated Y2K issues related to third party internal systems used by the Company. This committee is also evaluating the impact of Y2K issues on the Company's payors and operating vendors to determine their current status and plan of action for Y2K readiness.

    The Company recognizes its reliance on third parties for its operating and financial computer output and processing. Based upon ongoing assessments, it appears that the Company's existing internal software is either Y2K compliant or that third parties are finalizing minor systems modifications to ensure Y2K readiness. Testing, modifications and conversions of these third parties' software are expected to be completed by April 1999. Presently, the Company's management does not foresee any significant costs related to these potential modifications and conversions.

    The Company has formally communicated with its significant payors and vendors and has requested a written statement regarding their Y2K readiness and proof of their Y2K testing by the second quarter of 1999. In the event that a vendor fails to respond to the Company's request, the Company will then contact alternative vendors who appear to have greater Y2K readiness to provide the Company with the same or similar supplies, equipment or services. The Company's Medicare intermediary, which provides approximately 50% of the Company's cash receipts, has informed the Company that it is Y2K compliant. However, the Company has received limited communication regarding Y2K readiness from most of the state Medicaid payors and several commercial payors. The Company will continue to actively seek sufficient information from these various payors to determine what impact any payors may have on the Company's cash flow. The failure of any of the Company's significant payors or operating vendors to be Y2K compliant could have a material adverse impact on the operations of the Company.

SHARE REPURCHASE PROGRAM

     In November 1998, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 500,000 shares of common stock on the open market from time to time at prices acceptable to the Company. Through December 31, 1998, no shares have been repurchased. Subsequent to December 31, 1998, the Company repurchased 170,500 shares through this program. See Note 19, Subsequent Events, in the notes to consolidated financial statements.

IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS

     This Form 10-K contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Renex Corp. and its subsidiaries, including statements under Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially for those contemplated by such forward looking statements include, among others, the following: (i) the success of initiatives undertaken by Renex Corp. to increase its revenues and improve its profitability; (ii) competitive pressure in the industry; and (iii) general economic conditions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS

         Consolidated financial statements and supplementary data required by this item can be found at the pages listed in the following index.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                    PAGE
                                                                                    ----
     Independent Auditors' Report...........................................         22
     Consolidated Balance Sheets as of December 31, 1997 and 1998...........         23
     Consolidated Statements of Operations for the Years Ended
       December 31, 1996, 1997 and 1998.....................................         24
     Consolidated Statements of Shareholders' Equity for the
       Years Ended December 31, 1996, 1997 and 1998.........................         25
     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1996, 1997 and 1998.....................................         26
     Notes to Consolidated Financial Statements.............................         27


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Renex Corp. and Subsidiaries

Miami, Florida:

    We have audited the accompanying consolidated balance sheets of Renex Corp. and Subsidiaries (the "Company") as of December 31, 1997 and 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

    In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida
March  4, 1999

                          RENEX CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                           DECEMBER 31,
                                                                                   ---------------------------
                                                                                      1997             1998
                                                                                   -----------     -----------
                                             ASSETS
 Current assets:
   Cash and cash equivalents.................................................      $ 9,693,000     $ 9,115,000
   Accounts receivable, less allowance for doubtful accounts of
     $1,252,000 and $1,793,000, respectively.................................        5,266,000       7,606,000
   Securities available for sale.............................................        5,057,000              --
   Inventories...............................................................          433,000         578,000
   Prepaids and other........................................................          667,000         551,000
                                                                                 -------------   -------------

       Total current assets..................................................       21,116,000      17,850,000

 Fixed assets, net...........................................................        7,675,000      10,474,000
 Intangible assets, net......................................................        1,637,000       7,914,000
 Notes receivable from affiliates, interest rate at 8% ......................           85,000          85,000
 Other assets................................................................          167,000         564,000
                                                                                 -------------   -------------
       Total assets..........................................................    $  30,680,000   $  36,887,000
                                                                                 =============   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
   Accounts payable..........................................................    $   1,436,000   $     993,000
   Accrued expenses and other................................................        2,080,000       2,354,000
   Due to third-parties .....................................................        1,520,000       4,249,000
   Current portion of long-term debt.........................................            6,000              --
   Current portion of capital lease obligations..............................          436,000         685,000
                                                                                 -------------   -------------
       Total current liabilities.............................................        5,478,000       8,281,000
                                                                                 -------------   -------------
 Capital lease obligations, less current portion.............................        1,512,000       1,519,000
                                                                                 -------------   -------------

 Commitments

 Shareholders' equity:
   Common stock, $.001 par value, 30,000,000 shares authorized,
     6,974,247 shares - 1997 and 7,422,966 shares - 1998, issued
     and outstanding.........................................................            7,000           7,000
 Additional paid-in capital..................................................       30,618,000      32,645,000
 Accumulated deficit.........................................................       (6,935,000)     (5,565,000)
                                                                                 -------------   -------------
       Total shareholders' equity............................................       23,690,000      27,087,000
                                                                                 -------------   -------------
       Total liabilities and shareholders' equity............................    $  30,680,000   $  36,887,000
                                                                                 =============   =============



          See accompanying notes to consolidated financial statements.

                          RENEX CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                       YEARS ENDED DECEMBER 31,
                                                            -----------------------------------------------
                                                                1996              1997             1998
                                                            -----------     -------------     -------------

Net revenues.........................................       $18,569,000     $  26,073,000     $  37,811,000
Operating expenses:
  Facilities.........................................        14,625,000        20,182,000        28,311,000
  General and administrative.........................         2,581,000         2,991,000         4,754,000
  Provision for doubtful accounts....................         1,293,000           962,000         1,096,000
  Depreciation and amortization......................         1,642,000         1,635,000         2,394,000
                                                          -------------     -------------     -------------
    Operating income (loss) .........................        (1,572,000)          303,000         1,256,000
Other income (expense):
  Gain (loss) on sale of assets......................           264,000           (27,000)          (22,000)
  Net interest income (expense)......................          (915,000)         (771,000)          271,000
  Amortization of deferred financing costs...........          (226,000)         (162,000)          (29,000)
                                                          -------------     -------------     -------------
Income (loss) before taxes...........................        (2,449,000)         (657,000)        1,476,000
  Income tax expense.................................                --                --           106,000
                                                          -------------     -------------     -------------
Income (loss) before extraordinary item..............        (2,449,000)         (657,000)        1,370,000
  Extraordinary charge for early retirement of debt..                --        (1,441,000)               --
                                                          -------------     -------------     -------------
    Net income (loss)................................     $  (2,449,000)    $  (2,098,000)    $   1,370,000
                                                          =============     =============     =============

BASIC EARNINGS (LOSS) PER SHARE
Income (loss) per share before extraordinary item....     $       (0.84)    $       (0.14)    $         .19
Extraordinary charge for early retirement
  of debt............................................                --             (0.31)               --
                                                          -------------     -------------     -------------
Net income (loss)....................................     $       (0.84)    $       (0.45)    $         .19
                                                          =============     =============     =============
Weighted average shares outstanding..................         2,930,540         4,672,707         7,065,270
                                                          =============     =============     =============

DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) per share before extraordinary item....     $       (0.84)    $       (0.14)    $         .19
Extraordinary charge for early retirement
  of debt............................................                --             (0.31)               --
                                                          -------------     -------------     -------------
Net income (loss)....................................     $       (0.84)    $       (0.45)    $         .19
                                                          =============     =============     =============
Weighted average shares outstanding..................         2,930,540         4,672,707         7,123,006
                                                          =============     =============     =============





          See accompanying notes to consolidated financial statements.

                          RENEX CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                COMMON STOCK
                                                          REDEEMABLE      REDEEMABLE         -------------------
                                                       PREFERRED STOCK   PREFERRED STOCK          NUMBER OF
                                                           SERIES A        SERIES B           SHARES       AMOUNT
                                                           --------        --------         ---------    ---------
Balance at December 31, 1995 .......................   $     10,000    $        --          2,358,857    $    3,000
  Issuance of common stock for acquisition .........                                          333,333
  Sale of common stock (net of expenses of
    $21,000) .......................................                                          351,007
  Issuance of preferred stock ......................                        11,000
  Conversion of preferred stock ....................        (10,000)        (8,000)           926,917         1,000
  Redemption of preferred stock ....................                        (3,000)
  Net loss .........................................
                                                       ------------    -----------        -----------    ----------
Balance at December 31, 1996 .......................             --             --          3,970,114         4,000
  Sale of common stock (net of expenses
    of $711,000) ...................................                                        3,004,133         3,000
  Retirement of stock warrants issued with debt.....
  Net loss .........................................
                                                       ------------    -----------        -----------    ----------
Balance at December 31, 1997 .......................             --             --          6,974,247         7,000
  Issuance of common stock .........................                                          448,719
  Expenditures associated with issuance
    of common stock ................................
  Net income .......................................
                                                       ------------    -----------        -----------    ----------
Balance at December 31, 1998 .......................   $         --    $        --          7,422,966    $    7,000
                                                       ============    ===========        ===========    ==========





                                                             ADDITIONAL     ACCUMULATED
                                                           PAID-IN CAPITAL    DEFICIT       TOTAL
                                                           ---------------    -------     ----------
Balance at December 31, 1995 .......................        $  6,502,000    $(2,351,000)  $ 4,164,000
  Issuance of common stock for acquisition .........             790,000                      790,000
  Sale of common stock (net of expenses of
    $21,000) .......................................           1,058,000                    1,058,000
  Issuance of preferred stock ......................           1,039,000                    1,050,000
  Conversion of preferred stock ....................              47,000        (30,000)
  Redemption of preferred stock ....................            (286,000)        (7,000)     (296,000)
  Net loss .........................................                         (2,449,000)   (2,449,000)
                                                            ------------    -----------   -----------
Balance at December 31, 1996 .......................           9,150,000     (4,837,000)    4,317,000
  Sale of common stock (net of expenses
    of $711,000) ...................................          21,618,000                   21,621,000
  Retirement of stock warrants issued with debt.....            (150,000)                    (150,000)

  Net loss .........................................                         (2,098,000)   (2,098,000)
                                                            ------------    -----------   -----------
Balance at December 31, 1997 .......................          30,618,000     (6,935,000)   23,690,000
  Issuance of common stock .........................           2,201,000                    2,201,000
  Expenditures associated with issuance
    of common stock ................................            (174,000)                    (174,000)
  Net income .......................................                          1,370,000     1,370,000
                                                            ------------    -----------   -----------
Balance at December 31, 1998 .......................        $ 32,645,000    $(5,565,000)  $27,087,000
                                                            ============    ===========   ===========




          See accompanying notes to consolidated financial statements.

                          RENEX CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          YEARS ENDED DECEMBER 31,
                                                                                    -------------------------------------
                                                                                    1996            1997            1998
                                                                                    ----            ----            ----
      Cash Flows from Operating Activities:
        Net income (loss)................................................      $  (2,449,000)  $  (2,098,000)  $   1,370,000
        Adjustments to reconcile net income (loss) to net cash used in operating activities:

          Provisions for doubtful accounts...............................          1,293,000         962,000       1,096,000
          Depreciation and amortization..................................          1,642,000       1,635,000       2,394,000
          Amortization of deferred financing costs.......................            226,000         162,000          29,000
          (Gain) loss on sale of assets..................................           (264,000)         27,000          22,000
          Extraordinary charge for early retirement of debt..............                 --       1,441,000              --
          Changes in operating assets and liabilities:

            Accounts receivable..........................................         (2,135,000)     (1,693,000)     (3,436,000)
            Inventories..................................................            (75,000)        (86,000)       (115,000)
            Prepaids and other ..........................................           (190,000)       (442,000)        116,000
            Other assets.................................................           (245,000)        319,000        (426,000)
            Accounts payable and accrued expenses........................            617,000       1,303,000        (249,000)
            Due to third-parties.........................................            624,000         833,000       2,729,000
          Other, net.....................................................                 --              --          11,000
                                                                               -------------   -------------   -------------
      Net cash (used for) provided by operating activities...............           (956,000)      2,363,000       3,541,000
                                                                               -------------   -------------   -------------
      Cash Flows from Investing Activities:
        Purchases of fixed assets........................................         (2,396,000)     (1,860,000)     (3,452,000)
        Proceeds from the sale of fixed assets...........................            776,000          36,000          31,000
        Purchase of securities available for sale........................                 --      (5,057,000)             --
        Sales of securities available for sale...........................                 --              --       5,057,000
        Purchase of business assets......................................                 --        (600,000)     (5,000,000)
                                                                               -------------   -------------   -------------
            Net cash used for investing activities.......................         (1,620,000)     (7,481,000)     (3,364,000)
                                                                               -------------   -------------   -------------
      Cash Flows from Financing Activities:
        Net change in notes receivable from affiliates...................             27,000              --              --
        Repayment of note payable to bank................................           (337,000)             --              --
        Payments on capital lease obligations............................           (353,000)       (953,000)       (575,000)
        Proceeds from long-term debt.....................................          1,500,000              --              --
        Proceeds from line of credit.....................................                 --       1,500,000              --
        Payments on line of credit.......................................                 --      (1,500,000)             --
        Net change in notes payable to affiliates........................            (94,000)             --              --
        Repayments of long-term debt.....................................           (261,000)     (6,324,000)         (6,000)
        Proceeds from sale of stock......................................          2,108,000      21,621,000              --
        Repurchase of warrants...........................................                 --        (150,000)             --
        Redemption of preferred stock....................................           (296,000)             --              --
        Financing charges paid on early retirement of debt...............                 --        (335,000)             --
        Expenditures associated with issuance of stock...................                 --              --        (174,000)
                                                                               -------------   -------------   -------------
            Net cash provided by (used for) financing activities.........          2,294,000      13,859,000        (755,000)
                                                                               -------------   -------------   -------------
      Net increase (decrease) in cash and cash equivalents...............           (282,000)      8,741,000        (578,000)
      Cash and cash equivalents, beginning of period.....................          1,234,000         952,000       9,693,000
                                                                               -------------   -------------   -------------
      Cash and cash equivalents, end of period...........................      $     952,000   $   9,693,000   $   9,115,000
                                                                               =============   =============   =============
      Supplemental Disclosures of Cash Flow Information:

        Cash paid for interest...........................................      $     971,000   $     879,000   $     343,000
                                                                               =============   =============   =============
        Cash paid for income tax.........................................      $          --   $          --   $      81,000
                                                                               =============   =============   =============
      Non-Cash Investing and Financing Activities:

        Equipment acquired through capital lease obligations.............      $   1,689,000   $   1,604,000   $          --
        Conversion of preferred stock....................................             48,000              --              --
        Stock issued related to acquisition..............................            790,000              --              --
        Issuance of Common Stock.........................................                 --              --       2,201,000



          See accompanying notes to consolidated financial statements.

                          RENEX CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION. Renex Corp., a Florida corporation, was incorporated on July 7, 1993. Renex Corp. and its subsidiaries ("Renex" or the "Company") provide kidney dialysis services to patients suffering from end-stage renal disease or acute renal failure as a result of trauma or other illnesses. The Company currently operates 20 dialysis facilities and a home dialysis programs in eight states. Additionally, the Company has entered into agreements with 17 hospitals to provide acute dialysis and hemapheresis treatments on an inpatient basis.

    The Company has a limited operating history and had an accumulated deficit of $5,565,000 through December 31, 1998. Although the Company was profitable in 1998, its ability to sustain profitability is dependent upon increased utilization of its existing facilities, controlling operating costs and its ability to develop or acquire and manage additional dialysis facilities. In October 1997, the Company completed an initial public offering (the "IPO"), raising $21.6 million in net proceeds. The Company has for its availability a line of credit up to $15 million and will rely on cash on hand and external financing to meet its cash needs.

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

    During the years ended December 31, 1996, 1997 and 1998, the Company received approximately 67%, 74% and 67%, respectively, of its dialysis revenues from Medicare and Medicaid programs. The remaining balance of dialysis revenues was from insurance companies and private and other third-party payors.

    Revenues associated with the administration of erythropoietin ("EPO") are a significant source of revenue for the Company. The Company is unable to predict future changes in the reimbursement rate for EPO administered, the typical dosage per administration, or the cost of the medication. In addition, EPO is produced by only one manufacturer. The interruption of supplies of EPO or a change in the reimbursement rate could have a material adverse effect on the Company's business, financial condition and results of operations.

    CASH EQUIVALENTS. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

    SECURITIES AVAILABLE FOR SALE. At December 31, 1997, securities available for sale were primarily comprised of marketable debt securities, including U.S. Government and corporate debt securities. These investments were stated at their fair value and the fair value approximated cost. These securities were sold during the first quarter of 1998.

    INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out) or market.

    FIXED ASSETS. Fixed assets are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from five to ten years for medical and other equipment, and furniture and fixtures. Leasehold improvements are amortized over the lesser of lease term or the useful life of the assets.

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

        GOODWILL. Goodwill, the excess of the aggregate purchase price over the fair value of net assets acquired, is amortized over 20 to 25 years using the straight-line method.

    IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets, including intangible assets, used in the Company's operations are reviewed by management for impairment when circumstances indicate that the carrying amount of an asset may not be recoverable. This evaluation is based on certain financial indicators, such as estimated future undiscounted cash flows.

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

    EARNINGS (LOSS) PER SHARE. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. In the computation of diluted earnings (loss) per share, the weighted average number of common shares outstanding is adjusted for the effect of all dilutive potential common stock. In computing diluted earnings
(loss) per share, Renex has utilized the treasury stock method.

    For the years ended December 31, 1996 and 1997, there was no difference between basic and diluted loss per common share. At December 31, 1997, options and warrants to purchase 845,854 shares of common stock were outstanding but were not included in the computation of diluted loss per share because they would have an anti-dilutive effect. A reconciliation of the numerator and the denominator of the basic and diluted earnings per share computation for net income is as follows for the year ended December 31, 1998:


                                                       Income            Shares          Per-Share
                                                    (Numerator)       (Denominator)       Amount
                                                    ----------        -------------      ---------
BASIC EPS:
Net income...................................     $     1,370,000         7,065,270    $       0.19
                                                                                       ============

EFFECT OF DILUTIVE SECURITIES:
Options and warrants.........................                  --            57,736
                                                  ---------------   ---------------

DILUTED EPS:
Net income plus assumed conversion...........     $     1,370,000         7,123,006    $       0.19
                                                  ===============   ===============    ============


    FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments include receivables, payables and debt. The fair values of such financial instruments have been determined based on market interest rates as of December 31, 1998. The fair values were not materially different than their carrying values.

    STOCK BASED COMPENSATION. SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay for the stock. Compensation cost related to stock options of non-employees is recorded at fair value.

    COMPREHENSIVE INCOME. Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. The Company's net income for the years ended December 31, 1996, 1997 and 1998 equals comprehensive income for the same period.

    OPERATING SEGMENTS. Effective December 31, 1998, Renex implemented SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about a Company's operating segments and related disclosures about its products, services, geographic areas of operations and major customers. Renex currently operates under one segment. The manner in which Renex has presented information throughout its Consolidated Financial Statements and the accompanying Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" is the way the Company's management views and analyzes the business to make decisions about operating matters.

    RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to current year presentation.

2.  BUSINESS COMBINATIONS

     In March 1998, the Company purchased certain of the assets and the operating business and assumed certain liabilities of South Georgia Dialysis Services, LLC, a Georgia limited liability company ("SGDS") which operated four dialysis facilities. The purchase price of $4,500,000 was paid in cash at closing. The consolidated financial statements reflect the results of operations of the acquired business from the acquisition date. A portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. The balance of the purchase price, $3,311,000, was recorded as goodwill.

    In December 1997, the Company acquired certain assets and assumed certain liabilities of an acute hemodialysis, therapeutic hemapheresis and intra-operative blood retrieval service provider. The consolidated financial statements reflect the results of operations of the acquired business from the acquisition date. A portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. The balance of the purchase price, $526,000, was recorded as goodwill. In addition, during 1998, the Company paid $500,000 for the achievement of certain earnout provisions based on the profitability of this business. Such amounts have been added to goodwill.

    In April 1996, the Company acquired two limited liability companies, Central Dialysis Center, L.L.C. and Metropolitan Dialysis Center, L.L.C., each with an interest in separate facilities under development. The acquisitions have been accounted for under the purchase method.

    Central Dialysis Center, L.L.C. was acquired for 166,667 shares valued at $395,000 and assumed liabilities of $121,000. The Company entered into non-compete agreements with a group of nephrologists for a period of two and one-half years and completed the build-out of the facility, which began operations in October 1996. The purchase price of $516,000 was allocated to the non-compete agreements. As provided in the agreement, in October 1998 Renex extended the non-competition agreements with the physicians for an additional seven and one-half years. As consideration for the extension, the Company issued 445,594 common shares to the physicians representing $2.2 million. See Note 5, Intangible Assets.

    Metropolitan Dialysis Center, L.L.C. was also acquired for 166,666 shares valued at $395,000 and assumed liabilities of $42,000. The Company also entered into non-compete agreements with a similar group of nephrologists. However, this facility was not completed due to the zoning variance request being denied. Based on the Company's inability to generate revenue without a facility and the uncertainty that a suitable location would be found, the Company determined the assets to be impaired and, accordingly, wrote off the intangible assets of $437,000 in 1996.

3.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

    Changes in the Company's allowance for doubtful accounts are as follows:


                                                              DECEMBER 31,
                                              ----------------------------------------------
                                                  1996            1997            1998
                                                  ----            ----            ----
   Beginning balance......................    $     393,000  $   1,261,000   $   1,252,000
   Provision for doubtful accounts........        1,293,000        962,000       1,096,000
   Recoveries.............................               --        106,000          74,000
   Write-offs.............................         (425,000)    (1,077,000)       (629,000)
                                              -------------- --------------  --------------
   Ending balance.........................    $   1,261,000  $   1,252,000   $   1,793,000
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

4.  FIXED ASSETS

    Fixed assets are summarized as follows:

                                                                          DECEMBER 31,
                                                                  ------------------------------
                                                                       1997           1998
                                                                       ----           ----
  Leasehold improvements...................................       $   5,419,000   $   6,729,000
  Medical equipment........................................           1,065,000       3,044,000
  Furniture and fixtures...................................             684,000       1,186,000
  Equipment, under capital lease obligations...............           3,553,000       4,413,000
                                                                  -------------   -------------
           Total...........................................          10,721,000      15,372,000
  Less accumulated depreciation and amortization...........          (3,046,000)     (4,898,000)
                                                                  -------------   -------------
  Fixed assets-- net.......................................       $   7,675,000   $  10,474,000
                                                                  =============   =============

5. INTANGIBLE ASSSETS

     In October 1998, the Company extended the non-competition agreements for an additional seven and one half years with the physicians who sold to the Company the Orange, New Jersey facility. As consideration for the extension, the Company issued 445,594 common shares to the physicians pursuant to the terms of their non-competition agreements representing $2.2 million which was allocated to non-compete agreements and goodwill.

Intangible assets are summarized as follows:


                                                                        DECEMBER 31,
                                                                ------------------------------
                                                                     1997           1998
                                                                     ----           ----
Non-compete agreements...................................       $     165,000   $     793,000
Patient lists............................................             106,000         517,000
Goodwill.................................................           1,883,000       7,641,000
                                                                -------------   -------------
                                                                    2,154,000       8,951,000
Less accumulated amortization............................            (517,000)     (1,037,000)
                                                                -------------   -------------
Intangible assets -- net.................................       $   1,637,000   $   7,914,000
                                                                =============   =============


6.  MEDICAL MALPRACTICE INSURANCE

    The Company maintains general liability and professional malpractice liability insurance on its staff and other insurance appropriate for its operations. The general liability policy provides coverage of $1,000,000 per occurrence and $2,000,000 in the aggregate. The professional liability policy provides coverage for professional (medical) activities of the Company's employees. This policy provides coverage of $1,000,000 per occurrence and $3,000,000 in the aggregate. In addition, the Company maintains excess liability insurance for both general and professional malpractice liability which provides additional coverage of $2,000,000 per occurrence and $2,000,000 in the aggregate.

7.  LONG-TERM DEBT

    On June 5, 1995, the Company entered into a senior subordinated secured loan agreement for $12,500,000 with a lender. In connection with this debt, the Company issued 211,023 warrants to the lender. Management allocated $150,000 as the value of these warrants to additional paid in capital and as a reduction of long-term debt. In October 1997, the Company completed its IPO netting proceeds of $21.6 million and used $6.4 million of the net proceeds of the IPO to pay off the outstanding balance on the loan. In connection with the early extinguishment of this debt, the Company recorded an extraordinary loss of approximately $1.4 million primarily related to the write-off of unamortized financing costs and the unamortized cost of the warrants.

8.  LINE OF CREDIT

    In April 1998, the Company obtained a $15 million secured line of credit with a financial institution (the "Line of Credit"). Borrowings under the Line of Credit are based on cash flow measurements, and bear interest ranging from the lower of the LIBOR rate, plus 2.25% up to 2.75%, or the prime rate minus .5% up to the prime rate depending on the Company's leverage ratio. The Line of Credit will be utilized primarily for acquisitions and also provides working capital advances via sublimits up to $5 million. The Line of Credit contains certain financial covenants as to minimum net worth, leverage, capitalization and cash flow ratios along with restrictions on new indebtedness and payment of dividends. The Line of Credit replaced the Company's previous $4 million line of credit, and due to restrictions on indebtedness, it also effectively replaced the Company's $6 million lease line for equipment financing. As of December 31, 1998, the Company did not have any borrowings under the Line of Credit.

9.  CAPITAL LEASE OBLIGATIONS

    The Company has various capital lease obligations related to purchase of equipment for its various facilities and obligations assumed from facilities acquired. Maturities of capital lease obligations for each of the five years ending December 31 are as follows:

    YEAR ENDING                                    TOTAL
    -----------                                    -----
    1999...................................    $     881,000
    2000...................................          859,000
    2001...................................          709,000
    2002...................................           94,000
    2003...................................               --
                                               -------------
                                                   2,543,000
    Less amount representing interest......         (339,000)
                                               -------------
    Total..................................    $   2,204,000
                                               =============

10.  PREFERRED STOCK

SERIES A:

    On August 2, 1996, the Company notified all shareholders of the redemption of all the issued and outstanding shares of the Series A on September 1, 1996 (the "Redemption Date"). Each share of Series A was convertible to common stock at $1.50 per common share. At the Redemption Date, any non-converted shares of Series A were redeemed by the Company at a redemption price of $1.00 per share plus accrued cumulative dividends of $.0462 per share.

    As a result of the redemption, 988,000 shares of Series A were converted to 658,667 shares of common stock, $.001 par value. The remaining 12,000 shares were redeemed by the Company, resulting in the payment of $544 in dividends.

SERIES B:

    In July 1996, the Company authorized the issuance and sale of 1,050,000 shares of Series B preferred stock, $.10 redeemable convertible series ("Series B"), $.01 par value at $1.00 per share. The Series B provided for conversion to common stock on November 15, 1996 if not otherwise redeemed by such date. On November 15, 1996, the Company notified all shareholders of the redemption of all issued and outstanding shares of Series B on November 27, 1996. Each share of Series B was convertible to common stock at the conversion price of $3.00 per share, plus accrued cumulative dividends through the Series B redemption date of $.034 per share.

    As a result of the redemption, 775,000 shares of Series B were converted to 268,250 shares of common stock, $.001 par value. The remaining 275,000 shares were redeemed by the Company, resulting in the payment of $36,000 in dividends.

11.  WARRANTS TO PURCHASE COMMON STOCK

    In connection with a December 9, 1994 warrant redemption, the Company authorized the issuance of new Common Stock Purchase Warrants (the "New Warrants"). New Warrants to purchase 246,201 shares were issued. Each New Warrant entitled the holder thereof to purchase one share of common stock at an exercise price of $9.00 per share through December 1998. In December 1998, the Company extended the term of the New Warrants to December 2000. The Company has determined that the fair value of the New Warrants is not material and therefore no amounts related thereto have been reflected in the accompanying financial statements. The New Warrants are redeemable by the Company at a redemption price of $.30 per New Warrant. At December 31, 1997 and 1998, none of the New Warrants had been exercised and all were outstanding.

    In June 1995, the Company issued 211,023 warrants to a lender as an additional cost of financing. In connection with the early retirement of this debt, these warrants were redeemed in October 1997. See Note 7, Long-Term Debt.

    In July 1996, the Company issued 78,751 warrants in connection with the sale of 1,050,000 shares of Series B preferred stock ("Series B warrants"). Each Series B warrant entitles the holder to purchase one share of common stock at an exercise price of $6.00 per share until July 1999. At December 31, 1997 and 1998, none of these warrants have been exercised and all were outstanding.

    In November 1996, the Company issued 116,669 warrants to a financial advisor in connection with a six month advisory agreement. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $3.00 per share until November 1999. Compensation expense has been recorded to reflect the fair value of the warrants. At December 31, 1997 and 1998, none of these warrants have been exercised and all were outstanding.

    In October 1997, in connection with the IPO, the Company issued warrants to the Representatives of the Underwriters to purchase 300,000 shares of common stock at an exercise price of $8.56 until October 2002. At December 31, 1997 and 1998, none of these warrants have been exercised and all were outstanding.

    In April 1998, the Company issued 10,000 warrants to financial and management advisors whereby each warrant entitles the holder to purchase one share of common stock at exercise prices ranging from $5.25 to $6.00 per share for three to five years from the date of issuance. Compensation expense has been recorded to reflect the fair value of the warrants. At December 31, 1998, none of these warrants have been exercised and all were outstanding.

12.  STOCK OPTIONS

    The Company has employee and director stock option plans. The employee plan permits the grant of options to purchase up to 1,000,000 shares of common stock. The director plan permits the grant of options to purchase up to 166,667 shares of common stock.

    Under the director plan, each non-employee director receives automatic non-discretionary grants of options each year (the "Annual Grant"). The Annual Grant date is April 27 of each year. Prior to October 1998, on each Annual Grant Date, each non-employee director received options to purchase 834 shares of common stock for service on the board, additional options to purchase 334 shares of common stock for service on each committee of the board, other than the executive committee, and additional options to purchase 334 shares for service as chairman of a committee other than the executive committee. Non-employee directors receive options to purchase 834 shares for service on the executive committee and an additional 834 as chairman of the executive committee. The term of the options granted under the director plan is five years and the options vest 100% immediately, but are not exercisable for six months from date of grant. In October 1998, the Board of Directors authorized an amendment to the Director Plan doubling the amount of options granted on each Annual Grant Date. The amendment to the Director Plan is subject to shareholder approval.

    All officers and employees are eligible for grants of options under the employee plan (the "Plan") which includes incentive stock options granted for employees' current services to the Company and non-statutory stock options granted for special services which employees provide the Company, as determined by the Plan. The Plan is administered by a stock option committee which has the discretion to determine to whom, the amount, exercise prices, exercise terms and all other matters relating to the grant of options under the employee plan. The Plan prohibits the grant of incentive stock options under the Plan or any other plan of the Company to any individual in any calendar year for common stock having an aggregate fair market value determined at the time the option is granted in excess of $100,000. Options aggregating 285,003 shares granted to Messrs. Shea, Lugo and Wallace, are vested 100%. Options to purchase 334,373 shares granted under the Plan to all other employees vest 25% six months after the date of grant and 25% on each anniversary of the date of grant thereafter so long as the individual remains employed by the Company. All options granted prior to 1999 have a five-year term, but are not exercisable for six months from the date of grant. In November 1998, options to purchase 86,172 shares were extended through April 2000.

    Both the director and employee plans provide for the automatic grant of reload options to an optionee who would pay all, or part of, the option exercise price by delivery of shares of common stock already owned by such optionee. The following table summarizes stock options activity:

                                                                              DECEMBER 31,
                                           -----------------------------------------------------------------------------------
                                                      1996                        1997                        1998
                                           --------------------------- --------------------------- ---------------------------
                                                          WEIGHTED                    WEIGHTED                    WEIGHTED
                                                          AVERAGE                     AVERAGE                     AVERAGE
DIRECTORS' PLAN                               SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
---------------                               ------    --------------    ------    --------------    ------    --------------
Outstanding, beginning of period......        11,676   $       6.00       19,347   $       6.00       30,016   $       6.71
  Granted.............................         7,671           6.00       10,669           8.00       13,350           5.62
                                           ---------   ------------    ---------   ------------    ---------   ------------
Outstanding, end of period............        19,347   $       6.00       30,016   $       6.71       43,366   $       6.37
                                           ---------   ------------    ---------   ------------    ---------   ------------
Options exercisable at end of period..        18,513                      30,016                      36,524
                                           ---------                   ---------                   ---------

                                                                              DECEMBER 31,
                                           -----------------------------------------------------------------------------------
                                                      1996                        1997                        1998
                                           --------------------------- --------------------------- ---------------------------
                                                          WEIGHTED                    WEIGHTED                    WEIGHTED
                                                          AVERAGE                     AVERAGE                     AVERAGE
EMPLOYEE PLAN                                SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
-------------                                ------    --------------    ------    --------------    ------    --------------
Outstanding, beginning of period......        94,501   $       6.00      165,344   $       6.00      325,048   $       6.98
  Granted.............................        77,510           6.00      159,704           8.00      321,931           6.09
  Cancelled...........................        (6,667)           --            --             --      (27,603)            --
                                           ---------   -----------     ---------   ------------    ---------   ------------
Outstanding, end of period............       165,344   $       6.00      325,048   $       6.98      619,376   $       6.51
                                           ---------   ------------    ---------   ------------    ---------   ------------
Options exercisable at end of period          78,184                     155,059                     367,241
                                           ---------                   ---------                   ---------

                                                                              DECEMBER 31,
                                           -----------------------------------------------------------------------------------
                                                      1996                        1997                        1998
                                           --------------------------- --------------------------- ---------------------------
                                                          WEIGHTED                    WEIGHTED                    WEIGHTED
                                                          AVERAGE                     AVERAGE                     AVERAGE
    OTHER                                    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
-------------                                ------    --------------    ------    --------------    ------    --------------
Outstanding, beginning of the period          36,669   $       6.00       36,669   $       6.00       49,170   $       6.51
  Granted...........................              --           6.00       12,501           8.00           --             --
                                           ---------   ------------    ---------   ------------    ---------   ------------
Outstanding, end of the period......          36,669   $       6.00       49,170   $       6.51       49,170   $       6.51
                                           ---------   ------------    ---------   ------------    ---------   ------------
Options exercisable at end of period          36,669                      49,170                      49,170
                                           ---------                   ---------                   ---------

    The Company applies APB No. 25 and related interpretations in accounting for its stock option plans as described in Note 1. Accordingly, no compensation cost has been recognized in 1996, 1997 or 1998 related to these plans. The Company's pro forma net income, pro forma net income per common share and pro forma weighted average fair value of options granted, with related assumptions, assuming Renex had adopted the fair value method of accounting for all stock-based compensation arrangements consistent with the provisions of SFAS No. 123, using the Black-Scholes option pricing model, are indicated below:

                                                                           YEARS ENDED DECEMBER 31,
                                                                           ------------------------
                                                                           1997                1998
                                                                           ----                ----
Pro forma net income(1).........................................           $ --              $641,000
Pro forma net income per common share(1)........................           $ --                $0.09
Pro forma weighted average fair value of options granted (1)....           $ --                $2.31
Expected life (years)...........................................             3                  2
Risk-free interest rate.........................................           6.63%           4.35% - 5.60%
Expected volatility.............................................           .001                 .71
Dividend yield..................................................             0%                  0%

----------------------------
(1)  In 1997, the fair value of the options was determined to be zero.

    The resulting pro forma compensation cost may not be representative of that to be expected in future years.

13.  SHARE REPURCHASE PROGRAM

     In November 1998, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 500,000 shares of common stock on the open market from time to time at prices acceptable to the Company. Through December 31, 1998, no shares have been repurchased. See Note 19, Subsequent Events.

14.  SHAREHOLDER RIGHTS PLAN

     In November 1998, the Company's Board of Directors approved a Shareholder Rights Plan authorizing a dividend distribution of one Preferred Stock Purchase Right for each outstanding share of the Company's common stock. Under the plan, in specified circumstances when the rights can be exercised, each Right will entitle shareholders to purchase one one-hundredth of a share of the Company's new Series A Junior Participating Preferred Stock at an exercise price of $25. The Rights will be exercisable only under certain circumstances relating to a possible acquisition of, or tender offer for, the Company. Each Right will allow shareholders to purchase a certain number of shares of the Company's common stock or an acquiring company's common shares depending on the form of the business combination.

15.  INCOME TAXES

    The provision for income taxes consists of the following:

                                               YEAR ENDED
                                           DECEMBER 31, 1998
                                           -----------------
Current:
  Federal...........................     $               --
  State.............................                106,000
                                         ------------------
Provision for income taxes..........     $          106,000
                                         ==================

    At December 31, 1998, the Company had tax net operating loss carryforwards of $3.6 million that expire beginning in 2008 and ending in 2012.

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liability at December 31, 1997 and 1998 are presented below:


                                                                         DECEMBER 31,
                                                                -------------------------------
                                                                     1997            1998
                                                                     ----            ----
 Deferred tax assets
   Net operating loss carryforwards..........................   $   2,574,000   $   1,195,000
   Other.....................................................         313,000       1,096,000
                                                                -------------   -------------
     Total deferred tax assets...............................       2,887,000       2,291,000
 Deferred tax liability

   Change to accrual method for income tax purposes..........        (702,000)       (198,000)
                                                                -------------   -------------
 Net deferred tax asset (before valuation allowance).........       2,185,000       2,093,000
 Less valuation allowance....................................      (2,185,000)     (2,093,000)
                                                                -------------   -------------
 Net deferred tax asset......................................   $          --   $          --
                                                                =============   =============


    The reconciliation of the federal income tax rate with the Company's effective rate is as follows:

                                                            YEAR ENDED
                                                         DECEMBER 31, 1998
                                                         -----------------
Federal income tax rate...........................             34.0%
State income taxes................................              7.2%
Realization of valuation allowance................            (28.2)%
Other.............................................             (5.8)%
                                                           ----------
Effective tax rate................................              7.2%
                                                           =========

16.  EMPLOYEE BENEFIT PLANS

    As of January 1, 1997, the Company adopted a tax qualified employee savings and retirement plan (the "401(k) Plan") covering the Company's employees. Pursuant to the 401(k) Plan, eligible employees may elect to contribute to the 401(k) Plan up to the lesser of 15% of their annual compensation or the statutorily prescribed annual limit ($10,000 in 1998). The Company matches 25% of the contributions of employees, up to 4% of each employee's salary. All employees who were employed at December 31, 1996, and new hires who thereafter attain at least one year's service, are eligible to participate in the 401(k) Plan. The amount of matching contribution by the Company during the years ended December 31, 1997 and 1998 was $43,000 and $40,000, respectively.

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

17.  RELATED PARTY TRANSACTIONS

    The Company is a party to the following transactions with related parties by virtue of common ownership:

                                                     YEARS ENDED DECEMBER 31,
                                          -----------------------------------------------
                                               1996            1997            1998
                                               ----            ----            ----
Legal fees.......................         $     133,000   $     260,000   $     102,000
Rent expense.....................               109,000         180,000         175,000
Leasehold expenditures...........               427,000         175,000              --


18.  COMMITMENTS

    COMMITMENTS. The Company leases facility space and equipment under noncancelable operating leases. Minimum annual lease payments under these leases are as follows:

                YEAR ENDING                                   AMOUNT
                -----------                                   ------
                1999.............................         $   1,817,000
                2000.............................             1,700,000
                2001.............................             1,581,000
                2002.............................             1,397,000
                2003.............................             1,153,000
                Thereafter.......................             5,165,000
                                                          -------------
                Total............................         $  12,813,000
                                                          =============


    Rental expense under these operating leases was $1,046,000, $1,222,000 and $1,747,000 (of which $257,000, $209,000 and $230,000, respectively, relate to equipment leases for patient care included in facilities expenses) for the years ended December 31, 1996, 1997 and 1998, respectively.

    LITIGATION. The Company is subject to claims and suits in the ordinary course of business, including those arising from patient treatments, which the Company believes are covered by insurance. The Company is not involved in any material litigation and is not aware of any potential claims which would likely give rise to a material liability.

19.  SUBSEQUENT EVENTS

    Subsequent to December 31, 1998, the Company repurchased 170,500 shares of Renex common stock at a cost of approximately $765,000 under the share repurchase program described in Note 13, Share Repurchase Program.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth certain information with respect to the executive officers and directors of the Company as of December 31, 1998:


            NAME                    AGE                     POSITION
            ----                    ---                     --------
 Milton J. Wallace(1).....          63       Chairman of the Board
 Arthur G. Shapiro, M.D.(1)         60       Vice Chairman of Board, Director of Medical
                                             Affairs
 James P. Shea(1).........          57       President, Chief Executive Officer, Director
 Orestes L. Lugo..........          40       Vice President-- Finance, Chief Financial
                                             Officer
 Patsy L. Anders..........          54       Vice President-- Business Development
 Mignon B. Early..........          35       Vice President-- Operations
 Jeffery C. Finch.........          37       Vice President
 Eugene P. Conese, Sr.(2).          68       Director
 C. David Finch, M.D......          39       Director
 John E. Hunt, Sr.(2).....          80       Director
 Charles J. Simons(2)(3)..          80       Director
 Mark D. Wallace(3).......          30       Director, Secretary
 Jeffrey H. Watson(3).....          40       Director


----------

(1) Member of the Executive Committee.
(2) Member of the Compensation and Stock Option Committee.
(3) Member of the Audit Committee.

    MILTON J. WALLACE is a co-founder of the Company and has been Chairman of the Board of the Company since its inception in July 1993. Mr. Wallace has been a practicing attorney in Miami for over 30 years, and is currently a shareholder in the law firm of Wallace, Bauman, Legon, Fodiman & Shannon, P.A. He was a co-founder and a member of the Board of Directors of Home Intensive Care, Inc., a provider of home infusion and dialysis services, serving as Chairman of its Executive Committee from 1985 through July 1993 and Chairman of the Board from December 1989 until July 1993when Home Intensive Care, Inc. was acquired by W.R. Grace & Co. Mr. Wallace is Chairman of the Board of Med/Waste, Inc., a provider of medical waste management services and a director of Imperial Industries, Inc., a provider of construction materials. He is a director of several private companies and is Chairman of the Dade County Florida, Housing Finance Authority. Mr. Wallace is the father of Mark D. Wallace, a Director of the Company.

    ARTHUR G. SHAPIRO, M.D. is a co-founder of the Company and has been Vice Chairman of the Company's Board and Director of Medical Affairs since the Company's inception in July 1993. Dr. Shapiro has held an appointment to the University of Miami School of Medicine as a professor of clinical obstetrics and gynecology since January 1995. From 1985 until 1995, he was engaged in the private practice of medicine. He is board certified in obstetrics and gynecology, reproductive endocrinology and laser surgery. He is a Fellow in the American College of Obstetrics and Gynecology and the American College of Endocrinology. Dr. Shapiro was a co-founder of Home Intensive Care, Inc. and served on its Board of Directors from 1985 until July 1993. Dr. Shapiro also served as Home Intensive Care, Inc.'s Medical Director from 1990 until July 1993. He is a Director of Med/Waste, Inc.

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

    EUGENE P. CONESE, SR. has been a Director of the Company since November 1996. Mr. Conese is Chairman of the Board of World Air Lease, Inc. From 1987 until September 1997, he served as Chairman of the Board of Directors and Chief Executive Officer of Greenwich Air Services, Inc., a provider of repair and overhaul services for gas turbine aircraft engines. Greenwich Air Services, Inc. was acquired by General Electric Company in September 1997. Mr. Conese is a Director of Trans World Airlines, Inc. and is a member of the Board of Trustees of Iona College.

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

    CHARLES J. SIMONS has been a Director of the Company since its inception in July 1993. Mr. Simons is the Vice Chairman of the Board of G.W. Plastics, Inc., a plastics manufacturer, and is an independent management and financial consultant. From 1940 to 1981, he was employed by Eastern Airlines, last serving as Vice Chairman, Executive Vice President and as a Director. Mr. Simons is a Director of Bessemer Trust of Florida, an investment management firm; Calspan Corporation, an aerospace company; Med/Waste, Inc., and Viragen, Inc., a pharmaceutical company; and a number of private companies. Mr. Simons is the Chairman of the Board of the Matthew Thornton Health Plan.

    MARK D. WALLACE has been Secretary and a Director of the Company since the Company's inception in July 1993. Since July 1992, Mark Wallace has been a practicing attorney and is currently a partner at the law firm of Stack, Fernandez, Anderson, Harris & Wallace, P.A. Mr. Wallace is the son of Milton J. Wallace, Chairman of the Board of the Company.

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

BOARD OF DIRECTORS

    The Company's Board of Directors is divided into three classes. The members of each class serve for staggered three year terms, including three Class I directors (Charles J. Simons, Jeffrey H. Watson and Eugene P. Conese, Sr.), three Class II directors (Mark D. Wallace, John E. Hunt, Sr. and James P. Shea) and three Class III directors (Milton J. Wallace, Arthur G. Shapiro and C. David Finch). Class II, III and I director terms expire upon the election of directors at the annual meeting of shareholders to be held in 1999, 2000 and 2001, respectively. Directors hold office until the expiration of their respective terms and until their successors are elected, or until death, resignation or removal. Each officer serves at the discretion of the Board of Directors, subject to certain contractual rights described below.

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

    The Audit Committee consists of Charles J. Simons, Jeffrey H. Watson and Mark Wallace. The functions of the Audit Committee are to recommend to the Board the appointment of independent public accountants for the annual audit of the Company's financial statements; review the scope of the annual audit and other services the auditors are asked to perform; review the report on the Company's financial statements following the audit; review the accounting and financial policies of the Company; and review management's procedures and policies with respect to the Company's internal accounting controls.

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

DIRECTOR COMPENSATION

    Directors who are officers or employees of the Company receive no additional compensation for their services as members of the Board of Directors. Commencing 1998, non-employee directors receive an annual retainer of $5,000 cash compensation for service on the Board of Directors and receive reimbursement of expenses. Non-employee directors also receive $500 for each Board or committee meeting attended. Non-employee directors also receive annual grants of options under the Directors Plan.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    The Company's officers and directors are required to file Forms 3, 4 and 5 with the Securities and Exchange Commission in accordance with Section 16(a) of the Securities and Exchange Act of 1934, as amended and the rules and regulations promulgated thereunder. Based solely on a review of such reports furnished to the Company as required by Rule 16(a)-3, no director failed to timely file such reports in 1998.

ITEM 11.  EXECUTIVE COMPENSATION

    SUMMARY COMPENSATION INFORMATION. The following table summarizes the compensation earned by, and paid to, the Company's President and Chief Executive Officer and each other executive officer for the two years ended December 31, 1997 and 1998 who received compensation in excess of $100,000 for any such periods (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                       Long Term
                                                                                                   Compensation Award
                                                                                                -------------------------
                                                                                                       Securities
                                                                              Other Annual             Underlying
    Name and Principal Position       Year     Salary (1)       Bonus         Compensation            Options (#)
------------------------------------ -------- -------------- ------------ --------------------- -------------------------
James P. Shea.....................    1998    $   205,200    $  190,000       $   12,540                 92,176
  President and CEO                   1997        128,465            --            8,630                 33,334

Orestes L. Lugo...................    1998        167,400       124,000       $   10,800                 25,235
  Vice President-Finance              1997        114,617            --            7,110                 26,667
  And CFO

Milton J. Wallace.................    1998         73,077       100,000       $    7,940                 54,255
  Chairman of the Board               1997             --            --               --                  1,667

Patsy L. Anders...................    1998         97,200        41,985       $    8,004                  8,000
  Vice President-                     1997         70,769         8,600            5,400                 20,000
  Business Development

Mignon B. Early...................    1998         93,846        38,000       $       --                  8,000
  Vice President-Operations           1997         77,580        12,000               --                 20,000


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

    STOCK OPTION GRANTS. The following table sets forth information concerning grants of stock options to each of the Named Executive Officers during the year ended December 31, 1998:

                       OPTIONS GRANTED IN LAST FISCAL YEAR


                                                    Individual Grants
                        ---------------------------------------------------------------------------
                                                                                                          Potential Realizable
                                                                                                            Value at Assumed
                                                                                                             Annual Rate of
                              Number of          % of Total Options                                     Stock Price Appreciation
                              Secruities             Granted to         Exercise or                       for Option Term ($)(5)
                          Underlying Optiions    Employees in Fiacl     Base Price     Expiration       ---------------------------
         Name                Granted(#)(1)            Year (4)           ($/Share)        Date            5%           10%
-----------------------     ---------------------- ---------------------- -------------- -------------- ------------- -------------
James P. Shea.........         16,176                       5%            $  7.19       2/25/00     $  12,000     $  24,400
                               16,000                       5%               6.00       4/22/03        26,600        58,600
                               60,000                    18.6%               5.63       12/4/03        93,600       206,400
                               ------                  -------
                               92,176(2)                 28.6%
                               ======                  =======

Orestes L. Lugo.......         13,235                     4.1%            $  7.19       2/25/00     $   9,800     $  20,000
                               12,000                     3.7%               6.00       4/22/03        19,900        43,900
                               ------                  -------
                               25,235(2)                  7.8%
                               ======                  =======

Milton J. Wallace.....         12,255                     3.8%            $  7.19       2/25/00     $   9,100     $  18,500
                               12,000                     3.7%               6.00       4/22/03        19,900        43,900
                               30,000                     9.3%               5.63       12/4/03        46,800       103,200
                               ------                  -------
                               54,255(2)                 16.8%
                               ======                  =======

Patsy L. Anders.......          8,000(3)                  2.5%            $  6.00       4/22/03     $  13,300     $  29,300
                                =====                  =======

Mignon B. Early.......          8,000(3)                  2.5%            $  6.00       4/22/03     $  13,300     $  29,300
                                =====                  =======

----------

(1) All such options were granted pursuant to the 1994 Employee Stock Option
    Plan.
(2) Options vest 100% immediately but are not exercisable for six months following grant.
(3) Options vest over three years, with 25% of such options vesting six months following the date of grant, 25% on the first anniversary from the date of grant and 25% at the end of each succeeding year from the grant date.
(4) Based on an aggregate of 321,931 options granted to employees in 1998, including the Named Executive Officers.
(5) The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price.

    YEAR-END OPTION HOLDINGS. The following table sets forth certain aggregated option information for the Named Executive Officers for the year ended December 31, 1998:

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES



                                       NUMBER OF SECURITIES                         VALUE OF UNEXERCISED
                                            UNDERLYING                                  IN-THE-MONEY
                                      UNEXERCISED OPTIONS(#)                             OPTIONS(2)
                                 --------------------------------------- ---------------------------------------
NAME(1)                          EXERCISABLE           UNEXERCISABLE          EXERCISABLE          UNEXERCISABLE
-------                          -----------           -------------          -----------          -------------
James P. Shea............          98,845                  60,000              $   62,600            $   97,200
Orestes L. Lugo..........          71,903                      --                  40,800                    --
Milton J. Wallace........          45,091                  30,000                  39,700                48,600
Patsy L. Anders..........          29,500                  18,500                  24,400                10,600
Mignon B. Early..........          19,084                  17,250                  11,400                 9,100

----------

(1) No options were exercised by the above Named Executive Officers during the fiscal year ended December 31, 1998.

(2) The value of unexercised options represents the difference between the exercise price of the options and the closing sales price of the Company's Common Stock on December 31, 1998 of $7.25 as reported by NASDAQ/NMS.

EMPLOYMENT AGREEMENTS

    In April 1997, the Company entered into two year employment agreements with James P. Shea, the Company's President and Chief Executive Officer, and Orestes
L. Lugo, Vice President - Finance and Chief Financial Officer. The terms of these agreements were amended to five years for Mr. Shea and three years for Mr. Lugo. In January 1998, the Company entered into a five year employment agreement with Milton J. Wallace, the Company's Chairman of the Board. The employment agreements provide for base salaries of $190,000, $155,000 and $100,000 for Messrs. Shea, Lugo and Wallace, respectively. Mr. Wallace's base salary commenced April 1998. Base salary for each officer is increased on each anniversary date of each agreement during the term by a minimum of 6%. Each officer receives an automobile allowance and certain other non-cash benefits, including life, health and disability insurance. The employment agreements for Messrs. Wallace and Shea are automatically renewed for five years at the end of the initial term and each extended term, unless either party provides notice of termination at least 180 days prior to the expiration of such term. Mr. Lugo's employment agreement is automatically renewed for three years at the end of the initial term and each extended term, unless either party provides notice of termination at least 120 days prior to the expiration of such term.

    Messrs. Shea, Lugo and Wallace are entitled to receive bonuses in each fiscal year during the term of their agreements. Such agreements require the Board of Directors to establish incentive bonus plans for each fiscal year which would provide a means for each officer to earn a bonus upon the achievement of established goals and criteria.

    The respective employment agreements grant to each of Messrs. Shea, Lugo and Wallace the right to terminate his employment agreement within eighteen months following a "change of control," and to receive an amount equal to the greater of: (i) base salary due for the remainder of the term of the agreement and three times the bonus amount paid in the last 12 months had it not been terminated; or
(ii) $500,000. Such change of control severance is payable 100% in cash on the effective date of such termination. If Messrs. Shea, Lugo or Wallace is terminated without cause during the term of their respective agreements, such officer will be entitled to the same severance mentioned above for a "change of control".

    In April 1997, the Company entered into a two year employment agreement with Patsy L. Anders, Vice President - Business Development. The agreement currently provides for a base salary of $90,000 per year. Base salary is increased on the anniversary of each year during the term by a minimum of 6%. Ms. Anders receives an automobile allowance and certain other non-cash benefits, including life, health and disability insurance. Ms. Anders, upon the achievement of established goals and criteria, is entitled to receive a bonus in each fiscal year during the term of the agreement. Such agreement requires the Board of Directors to establish an incentive bonus plan for each fiscal year. Her employment agreement is automatically renewed for two years at the end of the initial term and each extended term, unless either party provides written notice of termination at least 120 days prior to the expiration of such term.

    If Ms. Anders is terminated without a cause prior to a "change of control," she will be entitled to severance equal to the greater of the remaining base salary due under the agreement or one year's base salary. If Ms. Anders is terminated without cause following a "change of control," she will be entitled to severance equal to the greater of (i) two times the remaining base salary which would have been paid for the remainder of the term of the agreement or (ii) two times the sum of one year's base salary then in effect, and any and all bonuses paid to Ms. Anders in the eighteen months prior to the effective date of termination. Ms. Anders' employment agreement grants her the right to terminate the agreement within 180 days following a "change of control," and entitles her to the same severance as mentioned above under termination without a cause following a "change of control." Such "change of control" severance is payable 50% in cash on the effective date of such termination, with the balance payable over a twelve month period.

    In March 1997, the Company entered into a three year employment agreement with Mignon B. Early, Vice President - Operations. The agreement provides for a base salary of $80,000 and certain other non-cash benefits, including life, health and disability insurance. Ms. Early is entitled to receive a bonus in each fiscal year during the term of her agreement. Such agreement requires the Board or Directors to establish an incentive bonus plan for each fiscal year which would provide a means for her to earn a bonus up to 50% of her respective base salary upon the achievement of established goals and criteria.

    If Ms. Early is terminated without cause prior to a "change of control," she will be entitled to severance equal to the base salary accrued through the effective date of termination and six months base salary. If Ms. Early is terminated without cause following a "change of control," she will be entitled to severance equal to all accrued base salary through the date of termination and one year's base salary. In April 1998, Ms. Early's base annual salary was increased to $100,000.

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

STOCK OPTION PLANS

EMPLOYEE PLAN

    The Company maintains a 1994 Employee Stock Option Plan ("Employee Plan"). The Employee Plan is designed as an incentive program to cause employees to increase their interest in the Company's performance and to attract and retain qualified personnel. Subject to certain anti-dilution provisions, the Employee Plan consists of 1,000,000 shares of Common Stock reserved for issuance upon the exercise of options which may be granted, including 619,376 shares subject to outstanding options as of December 31, 1998.

    The Employee Plan is administered by the Compensation and Stock Option Committee. The Compensation and Stock Option Committee has the discretion, among other things, as to whom to grant options, the amount of options, the terms of options and the exercise prices. All employees of the Company are eligible to receive options under the Employee Plan. Such employees are eligible to receive either "incentive" or "nonqualified" stock options, subject to the limitations of the Internal Revenue Code of 1986, as amended (the "Code"). The exercise price of an incentive stock option may not be less than 100% of the market price of the underlying Common Stock as of the date of grant. No option may be granted which has a term longer than 10 years. Stock options may have vesting requirements as established by the Compensation and Stock Option Committee, but, except in the case of an employee's death or permanent disability, in no event may the options be exercisable until six months after grant. All unvested options under the Employee Plan become immediately vested in full upon a change of control of the Company, as such term is defined in the Employee Plan.

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

    As of December 31, 1998, options to purchase a total of 619,376 shares of Common Stock, with a weighted average exercise price of $6.51 have been granted to executive officers and other employees of the Company. Each option granted has a term of five years. Options granted to Messrs. Shea, Lugo and Wallace are vested 100%. For all other officers and employees, options vest 25% at the end of six months and 25% on each anniversary of such grant until 100% are vested. Options are not exercisable until six months after the date of grant.

DIRECTORS PLAN

    The Company maintains a Directors Stock Option Plan (the "Directors Plan"). Subject to certain anti-dilution provisions in the Plan, there are 166,667 shares of Common Stock reserved for issuance upon the exercise of options which may be granted pursuant to the Directors Plan, including 43,366 shares subject to outstanding options. All non-employee directors are eligible to receive grants of options ("Eligible Directors"). Each Eligible Director receives automatic, non-discretionary grants of options based upon specific criteria set forth in the Directors Plan. Prior to October 1998, on April 27 of each year, each Eligible Director received non-qualified options to purchase 834 shares of Common Stock for service on the Board of Directors and additional options to purchase 334 shares for service on each committee of the Board, other than the Executive Committee, for which members would receive options to purchase 834 shares. Also, additional options to purchase 334 shares are granted to Eligible Directors who serve as a chairman of each standing committee of the Board, other than the chairman of the Executive Committee, who would receive options to purchase 834 shares. In October 1998, the Board of Directors authorized an amendment to the Director Plan providing for a special grant of options based on the formula of annual grants on October 1, 1998. In addition, commencing April 27, 1999, annual option grants are double the amount of options granted in April 1998. The amendment to the Director Plan is subject to stockholder approval.

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

    As of December 31, 1998, options to purchase 43,366 shares of Common Stock, with a weighted average exercise price of $6.37 per share, have been automatically granted to Eligible Directors as a group and remain outstanding.

401(k) PLAN

    As of January 1997, the Company adopted a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering the Company's employees. Pursuant to the 401(k) Plan, eligible employees may elect to contribute to the 401(k) Plan up to the lesser of 15% of their annual compensation or the statutorily prescribed annual limit ($10,000 in 1998). The Company matches 25% of the contributions of employees up to 4% of each employee's salary. All employees who attain at least one year's service are eligible to participate in the 401(k) Plan.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of December 31, 1998, with respect to the beneficial ownership of the Company's Common Stock by: (i) each person who is known by the Company to own more than 5% of such shares of Common Stock; (ii) each Named Executive Officer; (iii) each of the Company's directors; and (iv) all directors and executive officers as a group.


                                                     NUMBER OF SHARES        PERCENT OF SHARES
 NAME AND ADDRESS OF BENEFICIAL OWNER(1)           BENEFICIALLY OWNED(2)   BENEFICIALLY OWNED(3)
 ---------------------------------------           ---------------------   ---------------------
 Milton J. Wallace(4)........................              769,813                    10.3%
 Arthur G. Shapiro, M.D.(5)..................              759,838                    10.2
 James P. Shea(6)............................              283,445                     3.7
 C. David Finch, M.D.(7).....................              198,197                     2.7
 Orestes L. Lugo(8)..........................              113,554                     1.5
 John E. Hunt, Sr.(9)........................               82,155                     1.1
 Charles J. Simons(10).......................               56,041                     *
 Patsy L. Anders (11)........................               43,317                     *
 Eugene P. Conese, Sr.(12)...................               28,836                     *
 Mignon B. Early (13)........................               20,284                     *
 Mark D. Wallace(14).........................               16,170                     *
 Jeffrey H. Watson(15).......................                8,170                     *
 William C. Morris(16).......................              662,400                     8.9%
 J. & W. Seligman & Co., Inc.(17)............              662,400                     8.9%
 All executive officers and directors as group
   (13 persons)(18)..........................            2,477,034                    31.5%


----------

    * Less than one percent.

(1) Unless otherwise indicated, the address for each beneficial owner is c/o the Company at 201 Alhambra Circle, Suite 800, Coral Gables, Florida 33134.
(2) Except as set forth herein, all securities are directly owned and the sole investment and voting power are held by the person named. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days of December 31, 1998 upon the exercise of options or warrants.
(3) Based upon 7,422,966 shares of Common Stock issued and outstanding as of December 31, 1998. Each beneficial owner's percentage is determined by assuming that all such exercisable options or warrants that are held by such person (but not those held by any other person) have been exercised.
(4) Mr. Wallace's address is 1200 Brickell Avenue, Suite 1720, Miami, Florida 33131. Except as set forth herein, all shares of Common Stock are owned jointly by Mr. Wallace and his wife. Includes: (i) 12,000 shares of Common Stock owned by Milton J. Wallace and his wife as custodian for a minor child; (ii) 35,600 shares of Common Stock owned by Mr. Wallace's Individual Retirement Account; (iii) 106,122 shares of Common Stock (including 8,655 of Common Stock issuable upon exercise of warrants and Series B Warrants) owned by a corporation, of which Mr. Wallace is an officer, director and controlling stockholder, (iv) 45,091 shares of Common Stock issuable upon exercise of stock options; and (v) 15,000 shares of Common Stock issuable upon exercise of Series B Warrants owned by his Individual Retirement Account.
(5) Except as set forth herein, all shares of Common Stock are owned jointly by Dr. Shapiro and his wife. Includes: (i) 17,234 shares of Common Stock owned by Dr. Shapiro's Individual Retirement Account; (ii) 28,376 shares of Common Stock issuable upon exercise of stock options; (iii) 106,042 shares of Common Stock (including 8,575 shares of Common Stock issuable upon exercise of warrants and Series B Warrants) owned by a corporation, of which Dr. Shapiro is an officer and director; (iv) 3,750 shares of Common Stock issuable upon exercise of Series B Warrants owned by Dr. Shapiro's Individual Retirement Account, and (v) 3,750 shares of common stock issued upon exercise of Series B Warrants.
(6) Except as set forth herein all shares of Common Stock and all warrants are owned jointly by Mr. Shea and his wife. Includes: (i) 98,845 shares of Common Stock issuable upon exercise of stock options; (ii) 33,334 shares of Common Stock issuable upon exercise of warrants; and (iii) 15,000 shares of Common Stock issuable upon exercise of Series B Warrants.
(7) Includes 6,000 shares of Common Stock issuable upon exercise of stock options.

(8) Includes: (i) 71,903 shares of Common Stock issuable upon exercise of stock options; (ii) 3,334 shares of Common Stock issuable upon exercise of warrants; and (iii) 3,750 shares of Common Stock issuable upon exercise of Series B Warrants.
(9) Includes: (i) 4,837 shares of Common Stock issuable upon exercise of stock options; (ii) 6,667 shares of Common Stock issuable upon exercise of warrants; (iii) 11,667 shares of Common Stock owned by Mr. Hunt's spouse; (iv) 1,667 shares of Common Stock issuable upon exercise of warrants owned by his spouse; and (v) 3,750 shares of Common Stock issuable upon exercise of Series B Warrants. Mr. Hunt disclaims beneficial ownership of the shares owned by his spouse.
(10) Includes: (i) 6,838 shares of Common Stock issuable upon exercise of stock options; (ii) 1,667 shares of Common Stock issuable upon exercise of warrants; and (iii) 7,500 shares of Common Stock issuable upon exercise of Series B Warrants.
(11) Includes 29,500 shares of Common Stock issuable upon exercise of stock options.
(12) Includes: (i) 3,836 shares of Common Stock issuable upon exercise of stock options; and (ii) 5,000 shares of Common Stock issuable upon exercise of warrants.
(13) Includes 19,084 shares of Common Stock issuable upon exercise of stock options.
(14) Includes 4,170 shares of Common Stock issuable upon exercise of stock options.
(15) Includes 5,170 shares of Common Stock issuable upon exercise of stock options.
(16) Mr. Morris' address is 100 Park Avenue, New York, NY 10017. Mr. Morris is a principal of J. & W. Seligman & Co., Inc. ("JWS"), an investment advisor. The shares above include 662,400 shares beneficially owned by JWS, which also includes 364,000 shares owned by Seligman Frontier Fund, Inc. (the "Fund"), an investment company under the Investment Company Act of 1940. JWS is an investment advisor to the Fund.
(17) JWS' address is 100 Park Avenue, New York, NY 10017. Includes 364,000 shares owned by the Fund, to which JWS is an investment advisor.
(18) Includes: (i) 325,650 shares of Common Stock issuable upon exercise of options; (ii) 65,002 shares of Common Stock issuable upon exercise of warrants; and (iii) 56,396 shares of Common Stock issuable upon exercise of Series B Warrants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    JCD Partnership, a real estate holding and property management firm, of which C. David Finch, M.D., Jeffery Finch and Charles D. Finch, Sr. are the principals, owns the real property and improvements at the Company's dialysis facilities at Jackson, Mississippi and Delta, Louisiana. JCD Partnership leases the properties to the Company pursuant to ten year leases, in which the Company pays annual rent of $92,400 and $82,500, respectively. The Company paid $427,000 and $175,000 to JCD Partnership in connection with the leasehold improvements at each facility for the years ended December 31, 1996 and 1997, respectively.

    C. David Finch, M.D. owed DFI approximately $85,000 at the time of DFI's acquisition by the Company evidenced by a note. The notes, with interest at the rate of 8% per annum, is payable upon demand by the Company. As of December 31, 1997 and 1998, approximately $85,000 in principal remained unpaid, together with accrued interest of $13,600 and $20,700 as of such dates, respectively.

    Milton J. Wallace, Chairman of the Board of Directors of the Company, is a shareholder of the law firm of Wallace, Bauman, Legon, Fodiman & Shannon, P.A. The law firm serves as general counsel to the Company for which the firm received $102,000 during 1998.

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a)     Exhibits furnished as part of this report:

(1) Financial Statements. The financial statements required are included in PART II, Item 8.

(b)     Report on Form 8K - None.

(c) Exhibits - The following exhibits as required by Item 601 of Regulation S-K are filed herewith.

     EXHIBIT
     NUMBER                                    DESCRIPTION
     -------                                   -----------
       *3.1       --       Articles of Incorporation of the Company
       *3.2       --       By-Laws of the Company
       *4.1       --       Specimen Certificate of Common Stock
       10.1       --       Amended and Restated Employment Agreement dated June 30, 1998 by and between Renex Corp. and James P. Shea
       10.2       --       Amended and Restated Employment Agreement dated June 30, 1998 by and between Renex Corp. and Orestes L. Lugo
       10.3       --       Credit Agreement by and between NationsBank, N.A. as of April
                           30, 1998
      *10.4       --       Directors Stock Option Plan
      *10.5       --       1994 Employee Stock Option Plan
      *10.6       --       Master Lease Agreement by and between Renex Corp. and
                           Morcroft Leasing Corp. as of January 1, 1994
      *10.7       --       Lease Agreement by and between JCD Partnership and Renex
                           Dialysis Facilities, Inc. dated December 29, 1995 for certain property located in Jackson, Mississippi
      *10.8       --       Lease Contract and Agreement by and between JCD Partnership and Renex Dialysis Facilities, Inc. dated December 29, 1995 for certain property located in Jackson, Mississippi
      *10.9       --       Lease Contract and Agreement by and between JCD Partnership and Renex Dialysis Facilities, Inc. dated December 29, 1995 for certain property located in Delta, Louisiana
       10.10      --       Employment Agreement dated January 1, 1998 by and between
                           Renex Corp. and Milton J. Wallace
       10.11      --       Employment Agreement dated March 1, 1997 by and between
                           Renex Corp. and Mignon Early
       10.12      --       Employment Agreement dated April 22, 1997 by and between
                           Patsy L. Anders
       21.1       --       Subsidiaries of the Company
       27.1       --       Financial Data Schedule (for SEC use only)

--------------------
    *Incorporated by reference to the Company's Registration Statement on Form S-1 File No. 333-32611.

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


                                    RENEX CORP.



Date: MARCH 29, 1999                By: /s/ James P. Shea
                                        ---------------------------------------
                                           James P. Shea
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicates.


        SIGNATURE                                  TITLE                          DATE
        ---------                                  -----                          ----
  /s/ MILTON J. WALLACE              Chairman of the Board                   March 29, 1999
-----------------------------         Of Directors
    Milton J. Wallace

/s/ ARTHUR G. SHAPIRO, M.D.           Vice Chairman of the Board             March 29, 1999
-----------------------------         Director of Medical Affairs
 Arthur G. Shapiro, M.D.

    /s/ JAMES P. SHEA                President/CEO, Director                 March 29, 1999
-----------------------------
      James P. Shea

   /s/ MARK D. WALLACE               Director/Secretary                      March 29, 1999
-----------------------------
     Mark D. Wallace

/s/ EUGENE P. CONESE, SR.            Director                                March 29, 1999
-----------------------------
  Eugene P. Conese, Sr.

 /s/ C. DAVID FINCH, M.D.            Director                                March 29, 1999
-----------------------------
   C. David Finch, M.D.

  /s/ JOHN E. HUNT, SR.              Director                                March 29, 1999
-----------------------------
    John E. Hunt, Sr.

  /s/ JEFFREY H. WATSON              Director                                March 29, 1999
-----------------------------
    Jeffrey H. Watson

  /s/ CHARLES J. SIMONS              Director                                March 29, 1999
-----------------------------
    Charles J. Simons

   /s/ ORESTES L. LUGO               Vice President/Chief                    March 29, 1999
-----------------------------         Financial and Principal
     Orestes L. Lugo                  Accounting Officer
