Form 10-K405/A
period 1998-12-31
RENEX CORP
filed 1999-04-12
CIK 911953

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                  FORM 10-K/A

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

  /s/ JOHN E. HUNT, SR.              Director                                March 29, 1999
-----------------------------
    John E. Hunt, Sr.

  /s/ JEFFREY H. WATSON              Director                                March 29, 1999
-----------------------------
    Jeffrey H. Watson

  /s/ CHARLES J. SIMONS              Director                                March 29, 1999
-----------------------------
    Charles J. Simons

   /s/ ORESTES L. LUGO               Vice President/Chief                    March 29, 1999
-----------------------------         Financial and Principal
     Orestes L. Lugo                  Accounting Officer


                                 EXHIBIT INDEX


Exhibit
Number            Description
-------           -----------

10.11 Employment Agreement dated March 1, 1997 by and between Renex Corp. and Mignon Early