Form 10-Q
period 1999-03-31
RENEX CORP
filed 1999-05-13
CIK 911953

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarterly Period Ended March 31, 1999

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


                         201 Alhambra Circle, Suite 800
                           Coral Gables, Florida 33134
          (Address of principal executive offices, including Zip Code)
        Registrant's telephone number including area code: (305) 448-2044


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No




                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Title of Each Class                        Number of Shares Outstanding
                                                       May 10, 1999

       Common Stock                                      6,977,466

                                   RENEX CORP.

                          QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                                                              Page
                                          PART I--FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
           March 31, 1999 (unaudited) and December 31, 1998......................................              1

         Condensed Consolidated Statements of Operations (unaudited)
           For the Three Months Ended March 31, 1999 and 1998....................................              2

         Condensed Consolidated Statements of Cash Flows (unaudited)
           For the Three Months Ended March 31, 1999 and 1998....................................              3

         Notes to Unaudited Condensed Consolidated Financial Statements..........................             4-5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...............................................................             6-10



                                       PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................              11

Item 2.  Changes in Securities...................................................................              11

Item 3.  Defaults Upon Senior Securities.........................................................              11

Item 4.  Submission of Matters to a Vote of Securities Holders...................................              11

Item 5.  Other Information.......................................................................              11

Item 6.  Exhibits and Reports on Form 8-K........................................................              11

                                   RENEX CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                  MARCH 31,        DECEMBER 31,
                                                                                                    1999               1998
                                                                                                    ----               ----
                                                          ASSETS
              Current assets:
                Cash and cash equivalents............................................            $   9,664,000    $    9,115,000
                Accounts receivable, less allowance for doubtful accounts of
                  $1,582,000 and $1,793,000 at March 31, 1999 and
                  December 31, 1998, respectively....................................                7,650,000         7,606,000
                Inventories..........................................................                  640,000           578,000
                Prepaids and other...................................................                  584,000           551,000
                                                                                               ---------------  ----------------

                    Total current assets.............................................               18,538,000        17,850,000

              Fixed assets, net......................................................               10,407,000        10,474,000
              Intangible assets, net.................................................                8,122,000         7,914,000
              Notes receivable from affiliates, interest rate at 8% .................                   85,000            85,000
              Other assets...........................................................                  365,000           564,000
                                                                                               ---------------  ----------------
                    Total assets.....................................................          $    37,517,000  $     36,887,000
                                                                                               ===============  ================

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

              Current liabilities:
                Accounts payable.....................................................          $     1,704,000  $        993,000
                Accrued expenses and other...........................................                2,186,000         2,354,000
                Due to third-parties ................................................                4,803,000         4,249,000
                Current portion of capital lease obligations.........................                  699,000           685,000
                                                                                               ---------------  ----------------

                    Total current liabilities........................................                9,392,000         8,281,000
                                                                                               ---------------  ----------------

              Capital lease obligations, less current portion........................                1,342,000         1,519,000
                                                                                               ---------------  ----------------

              Commitments

              Shareholders' equity:
                Common stock, $.001 par value, 30,000,000 shares authorized,
                  7,252,466 shares - 1999 and 7,422,966 shares - 1998, issued
                   and outstanding...................................................                    7,000             7,000
              Additional paid-in capital.............................................               31,886,000        32,645,000
              Accumulated deficit....................................................               (5,110,000)       (5,565,000)
                                                                                               ---------------  ----------------

                    Total shareholders' equity.......................................               26,783,000        27,087,000
                                                                                               ---------------  ----------------

                    Total liabilities and shareholders' equity.......................          $    37,517,000  $     36,887,000
                                                                                               ===============  ================

     See accompanying notes to condensed consolidated financial statements.

                                   RENEX CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                        --------------------------------
                                                                             1999              1998
                                                                        ---------------  ---------------
        Net revenues.............................................       $    10,702,000  $     7,750,000
        Operating expenses:
            Facilities...........................................             8,089,000        5,849,000
            General and administrative...........................             1,279,000        1,045,000
            Provision for doubtful accounts......................               192,000          251,000
            Depreciation and amortization........................               648,000          465,000
                                                                        ---------------  ---------------
                                                                             10,208,000        7,610,000
                                                                        ---------------  ---------------
              Operating income...................................               494,000          140,000
                                                                        ---------------  ---------------

        Other income (expense):
            Net interest income .................................                23,000          197,000
            Amortization of deferred financing costs.............               (12,000)              --
                                                                        ---------------  ---------------
        Income before taxes......................................               505,000          337,000
        Income tax expense.......................................                50,000           17,000
                                                                        ---------------  ---------------
              Net income ........................................       $       455,000  $       320,000
                                                                        ===============  ===============

        BASIC EARNINGS PER SHARE

        Net income ..............................................       $           .06  $           .05
                                                                        ===============  ===============
        Weighted average shares outstanding......................             7,372,588        6,977,372
                                                                        ===============  ===============

        DILUTED EARNINGS PER SHARE

        Net income ..............................................       $           .06  $           .05
                                                                        ===============  ===============
        Weighted average shares outstanding......................             7,430,162        7,050,387
                                                                        ===============  ===============


     See accompanying notes to condensed consolidated financial statements.

                                   RENEX CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                ----------------------------------
                                                                                      1999              1998
                                                                                ---------------   ----------------
      Cash Flows from Operating Activities:
        Net income ......................................................       $       455,000   $       320,000
        Adjustments to reconcile net income to net cash provided by operating activities:
          Provisions for doubtful accounts...............................               192,000           251,000
          Depreciation and amortization..................................               648,000           465,000
          Amortization of deferred financing costs.......................                12,000                --
          Changes in operating assets and liabilities:
            Accounts receivable..........................................              (236,000)       (1,136,000)
            Inventories..................................................               (62,000)          (74,000)
            Prepaids and other ..........................................               (33,000)         (184,000)
            Other assets.................................................               187,000           (78,000)
            Accounts payable and accrued expenses........................               549,000          (629,000)
            Due to third-parties.........................................               554,000         1,429,000
                                                                                ---------------   ---------------
            Net cash provided by operating activities....................             2,266,000           364,000
                                                                                ---------------   ---------------
      Cash Flows from Investing Activities:
        Purchases of fixed assets........................................              (489,000)         (900,000)
        Sales of securities available for sale...........................                    --         5,057,000
        Purchase of business assets......................................              (300,000)       (4,500,000)
                                                                                ---------------   ---------------
            Net cash used for investing activities.......................              (789,000)         (343,000)
                                                                                ---------------   ---------------
      Cash Flows from Financing Activities:
        Payments on capital lease obligations............................              (163,000)         (103,000)
        Repayments of long-term debt.....................................                    --            (6,000)
        Repurchase of common stock ......................................              (765,000)               --
        Expenditures associated with issuance of stock...................                    --           (18,000)
                                                                                ---------------   ---------------
            Net cash used for financing activities.......................              (928,000)         (127,000)
                                                                                ---------------   ---------------
      Net increase (decrease) in cash and cash equivalents...............               549,000          (106,000)
      Cash and cash equivalents, beginning of period.....................             9,115,000         9,693,000
                                                                                ---------------   ---------------
      Cash and cash equivalents, end of period...........................       $     9,664,000   $     9,587,000
                                                                                ===============   ===============
      Supplemental Disclosures of Cash Flow Information:
        Cash paid for interest...........................................       $        51,000   $       136,000
                                                                                ===============   ===============
        Cash paid for income tax.........................................       $       130,000   $            --
                                                                                ===============   ===============

     See accompanying notes to condensed consolidated financial statements.

                                   RENEX CORP.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999



(1) INTERIM FINANCIAL STATEMENTS:

    In management's opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of its operations for the three months ended March 31, 1999 and 1998.

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

    The condensed consolidated financial statements have been prepared by the Company in accordance with the accounting policies disclosed in the audited consolidated financial statements contained in the Company's Form 10-K for the year ended December 31, 1998 and should be read in conjunction with the consolidated financial statements and notes included in that report.

(2) BUSINESS COMBINATIONS:

    In March 1999, the Company paid $300,000 for the achievement of certain earnout provisions based on profitability relating to the acquisition in December 1997 of an acute dialysis and hemapheresis services company. Such amount has been added to goodwill.

(3) EARNINGS PER SHARE:

    Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. In the computation of diluted earnings per share, the weighted average number of common shares outstanding is adjusted for the effect of all dilutive potential common stock. In computing diluted earnings per share, the Company has utilized the treasury stock method.

    A reconciliation of the numerator and the denominator of the basic and diluted earnings per share computation for net income is as follows for the three months ended March 31, 1999 and 1998:

                        THREE MONTHS ENDED MARCH 31, 1999

                                                    Net
                                                   Income            Shares        Per Share
                                                (Numerator)      (Denominator)       Amount
                                                -----------      -------------       ------

BASIC EPS                                     $       455,000         7,372,588     $   .06
                                                                                    =======

Effect of Dilutive Securities:
Options and warrants                                       --            57,574
                                              ---------------   ---------------

DILUTED EPS                                   $       455,000         7,430,162     $   .06
                                              ===============   ===============     =======

                        THREE MONTHS ENDED MARCH 31, 1998

                                                    Net
                                                   Income            Shares        Per Share
                                                (Numerator)      (Denominator)       Amount
                                                -----------      -------------       ------
BASIC EPS                                     $       320,000         6,977,372     $   .05
                                                                                    =======

Effect of Dilutive Securities:

Options and warrants                                       --            73,015
                                              ---------------   ---------------

DILUTED EPS                                   $       320,000         7,050,387     $   .05
                                              ===============   ===============     =======

(4) COMPREHENSIVE INCOME:

    In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. The Company's net income for the three months ended March 31, 1999 and 1998 equals comprehensive income for the same period.

(5) OPERATING SEGMENTS:

    Effective December 31, 1998, the Company implemented SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about a Company's operating segments and related disclosures about its products, services, geographic areas of operations and major customers. Renex currently operates under one segment. The manner in which the Company has presented information throughout its Condensed Consolidated Financial Statements and the accompanying Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" is the way the Company's management views and analyzes the business to make decisions about operating matters.

(6) SHARE REPURCHASE PROGRAM:

    In November 1998, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 500,000 shares of common stock on the open market from time to time at prices acceptable to the Company. Through March 31, 1999, the Company repurchased 170,500 shares of Renex common stock at a cost of approximately $765,000. Under Florida law, repurchased shares constitute authorized but unissued shares. See Note 8, Subsequent Events.

(7) RECLASSIFICATIONS:

    Certain prior year amounts have been reclassified to conform to current year presentation.

(8) SUBSEQUENT EVENTS:

    In April 1999, the Company's Board of Directors authorized the repurchase of up to an additional 500,000 shares of common stock bringing the total share repurchase program to 1,000,000 shares. Subsequent to March 31, 1999, the Company repurchased 275,000 shares of Renex common stock at a cost of approximately $1.0 million. Cumulatively, the Company has repurchased 445,500 shares of Renex common stock at a cost of approximately $1.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    The Company, operating through its wholly-owned subsidiaries, is a high quality provider of dialysis and ancillary services to patients with end-stage renal disease ("ESRD"), as well as acute dialysis services to patients in hospitals. Since inception, the Company has implemented an aggressive growth strategy designed to build its presence in selected regional markets by establishing local clusters of dialysis facilities through new facility ("DE NOVO") development or the acquisition of existing facilities. To date, the Company has grown primarily through DE NOVO development because the Company believes such a strategy minimizes the initial capital outlay. However, DE NOVO facilities achieve profitability only when they reach sufficient utilization, which historically does not occur prior to twelve months following opening. The Company has increased overall facility utilization from 41% at December 31, 1994 to 63% at March 31, 1999 primarily through marketing efforts directed at local nephrologists, patients and managed care organizations.

    As of March 31, 1999, the Company operated 20 outpatient dialysis facilities, of which eleven were DE NOVO facilities opened between 1994 and 1998. In addition, from 1995 through 1998 the Company acquired via the purchase of stock or assets, nine dialysis facilities. The Company also manages a home hemodialysis program and provides acute dialysis and hemapheresis treatments to 18 hospitals through contractual arrangements with these hospitals.

RESULTS OF OPERATIONS

    The following table sets forth certain income statement items expressed as a percentage of net revenues for the three months ended March 31, 1999 and 1998:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                       --------------------
                                                        1999          1998
                                                       ------        ------
       Net revenues                                    100.0%        100.0%
       Facilities expenses                              75.5          75.5
       General and administrative                       12.0          13.5
       Provision for doubtful accounts                   1.8           3.2
       Depreciation and amortization                     6.1           6.0
       Operating income                                  4.6           1.8
       Net interest income                                .2           2.5
       Net income                                        4.3           4.1

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

    NET REVENUES. Net revenues for the three months ended March 31, 1999 were $10.7 million compared to $7.8 million for the same period in 1998, representing an increase of 38.1%. The increase in net revenues of $2.9 million was primarily attributable to the acquisition of four dialysis clinics in March 1998 which contributed $1.2 million, $1.1 million from three facilities opened during 1998, and $600,000 from the continued growth at existing facilities.

    FACILITIES EXPENSES. Facilities expenses primarily consist of costs and expenses specifically attributable to the operation of the dialysis facilities, including operating and maintenance costs of such facilities and all labor, supplies and service costs related to patient care. Facilities expenses for the three months ended March 31, 1999 were $8.1 million compared to $5.8 million for the same period in 1998, representing an increase of 38.3%. The increase in facilities expenses was due to the greater number of facilities in operation in 1999. As a percentage of net revenues, facilities expenses were 75.5% for the three months ended March 31, 1999 and 1998.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of headquarter expenses including marketing, finance, operations management, legal, quality assurance, information systems, billing and collections and centralized accounting support. General and administrative expenses for the three months ended March 31, 1999 were $1.3 million compared to $1.0 million for the same period in 1998, representing an increase of 22.4%. The increase in general and administrative expenses was primarily due to accruals related to management incentive programs. As a percentage of net revenues, general and administrative expenses decreased to 12.0% for the three months ended March 31, 1999 from 13.5% for the same period in 1998. The decrease as a percentage of net revenues was due to an increase in revenues that did not require a corresponding increase in general and administrative expenses, primarily personnel related expenses.

    PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts is a function of patient payor mix, collection experience and other factors. It is the Company's practice to reserve for doubtful accounts in the period in which revenue is recognized based on management's estimate of the net collectibility of accounts receivable. The provision for doubtful accounts for the three months ended March 31, 1999 was $192,000 compared to $251,000 for the same period in 1998, representing a decrease of 23.5%. As a percentage of net revenues, the provision for doubtful accounts decreased to 1.8% for the three months ended March 31, 1999 from 3.2% for the same period in 1998. The decrease was primarily due to an improvement in the aging of the accounts receivable as a result of increased collections.

    DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for the three months ended March 31, 1999 were $648,000 compared to $465,000 for the same period in 1998, representing an increase of 39.4%. The increase was primarily due to the acquisition of four dialysis clinics and the opening of three facilities in 1998. As a percentage of net revenues, depreciation and amortization expenses were comparably 6.1% and 6.0% for the three months ended March 31, 1999 and 1998, respectively.

    NET INTEREST INCOME. Net interest income for the three months ended March 31, 1999 was $23,000 compared to net interest income of $197,000 for the same period in 1998, representing an income decrease of $174,000. The decrease was primarily due to the sale of $5.1 million in securities available for sale during March 1998 used to purchase four facilities.

    NET INCOME. The Company had net income of $455,000 for the three months ended March 31, 1999 compared to a net income of $320,000 for the same period in 1998, an income increase of $135,000.

LIQUIDITY AND CAPITAL RESOURCES

    The Company requires capital resources for maintenance, refurbishing and expansion of existing facilities, acquisitions, DE NOVO facilities, working capital and general corporate purposes. The Company intends to finance its growth and working capital requirements, as well as purchases of additional equipment and leasehold improvements, from cash on hand, cash generated from operations and the Company's secured line of credit described below. As of March 31, 1999, the Company had working capital of approximately $9.1 million compared to working capital of $9.6 million as of December 31, 1998. Cash and cash equivalents totaled $9.7 million as of March 31, 1999, as compared to $9.1 million as of December 31, 1998.

    Net cash provided by operating activities was $2.3 million and $364,000 for the three months ended March 31, 1999 and 1998, respectively. Net cash provided by operating activities consisted of the Company's net income, increased by non-cash expenses such as depreciation, amortization and the provision for doubtful accounts and adjusted by changes in components of working capital, primarily accounts receivable, due to third-parties and accrued expenses.

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

    Net cash used for investing activities was $789,000 and $343,000 for the three months ended March 31, 1999 and 1998, respectively. The cash used in 1999 consisted of $489,000 in purchases of fixed assets, along with a $300,000 payment for the achievement of certain earnout provisions. See Note 2, Business Combinations, in the notes to condensed consolidated financial statements. The cash used in 1998 related to the $4.5 million cash purchase of four facilities in March 1998, along with $900,000 for purchases of fixed assets, offset by the sale of $5.1 million in securities available for sale. Historically, the Company's principal uses of cash in investing activities have been related to purchases of new equipment and leasehold improvements for the Company's existing facilities, the cost of development of additional facilities and acquisitions. Currently, there is one DE NOVO facility under construction that is expected to open during the fourth quarter of 1999. The Company estimates that the cash outlay for construction of leasehold improvements and purchases of equipment for this facility will be approximately $1.2 million.

    Net cash used for financing activities for the three months ended March 31, 1999 was $928,000. This consisted of $765,000 used for the repurchase of the Company's common stock and $163,000 of payments on capital lease obligations. See Note 6, Share Repurchase Program, and Note 8, Subsequent Events, in the notes to condensed consolidated financial statements. Net cash used for financing activities for the three months ended March 31, 1998 was $127,000. This consisted primarily of payments on capital lease obligations of $103,000.

    The Company has a $15 million secured line of credit with a financial institution (the "Line of Credit"). Borrowings under the Line of Credit are based on cash flow measurements, and bear interest ranging from the lower of the LIBOR rate, plus 2.25% up to 2.75%, or the prime rate minus .5% up to the prime rate depending on the Company's leverage ratio. The Line of Credit will be utilized primarily for acquisitions and also provides working capital advances via sublimits up to $5 million. The Line of Credit contains certain financial covenants as to minimum net worth, leverage, capitalization and cash flow ratios along with restrictions on new indebtedness and payment of dividends. As of March 31, 1999, the Company did not have any borrowings under the Line of Credit.

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

INCOME TAX LOSS CARRYFORWARDS

    As of March 31, 1999, the Company had approximately $3.6 million of net operating loss carryforwards that may be available to offset future taxable income for federal income tax purposes. These net operating loss carryforwards begin to expire in 2008.

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

    The Company recognizes its reliance on third parties for its operating and financial computer output and processing. Based upon ongoing assessments, it appears that the Company's existing internal software is either Y2K compliant or that third parties are finalizing minor systems modifications to ensure Y2K readiness. Testing, modifications and conversions of these third parties' software are expected to be completed by June 1999. Presently, the Company's management does not foresee any significant costs related to these potential modifications and conversions.

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

SHARE REPURCHASE PROGRAM

    In November 1998, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 500,000 shares of common stock on the open market from time to time at prices acceptable to the Company. In April 1999, the Company's Board of Directors authorized the repurchase of up to an additional 500,000 shares of common stock bringing the total share repurchase program to 1,000,000 shares. As of May 10, 1999, 445,500 shares have been repurchased at a cost of approximately $1.8 million.

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

                  27     Financial Data Schedule (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 RENEX CORP.
                                 (Registrant)

                                 By: /s/ James P. Shea
                                     ---------------------------------
                                 James P. Shea
                                 President and Chief Executive Officer

                                 By: /s/ Orestes L. Lugo
                                     ---------------------------------
                                 Orestes L. Lugo
Date: May 10, 1999               Senior Vice President--Finance and Chief
      ------------                 Financial Officer