Form 10-Q
period 1999-06-30
RENEX CORP
filed 1999-08-13
CIK 911953

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarterly Period Ended June 30, 1999

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

       Title of Each Class                Number of Shares Outstanding
          Common Stock                           August 5, 1999
                                                   6,879,466

                                   RENEX CORP.

                          QUARTERLY REPORT ON FORM 10-Q
                         FOR QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS



                                                                                                              PAGE
                                      PART I--FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
           December 31, 1998 and June 30, 1999 (unaudited).......................................              1

         Condensed Consolidated Statements of Income (unaudited)
           For the Three and Six Months Ended June 30, 1998 and 1999.............................              2

         Condensed Consolidated Statements of Cash Flows (unaudited)
           For the Six Months Ended June 30, 1998 and 1999.......................................              3

         Notes to Unaudited Condensed Consolidated Financial Statements..........................             4-5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...............................................................             6-10



                                       PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................              11

Item 2.  Changes in Securities...................................................................              11

Item 3.  Defaults Upon Senior Securities.........................................................              11

Item 4.  Submission of Matters to a Vote of Securities Holders...................................              11

Item 5.  Other Information.......................................................................              11

Item 6.  Exhibits and Reports on Form 8-K........................................................              11

                                   RENEX CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,     JUNE 30,
                                                                      1998           1999
                                                                      ----           ----
                                                                                  (unaudited)
                                        ASSETS

Current assets:
  Cash and cash equivalents....................................   $  9,115,000    $  8,023,000
  Accounts receivable, less allowance for doubtful accounts of
    $1,793,000 and $1,680,000 at December 31, 1998 and
    June 30, 1999, respectively................................      7,606,000       8,456,000
  Inventories..................................................        578,000         878,000
  Prepaids and other...........................................        551,000         639,000
                                                                  ------------    ------------

      Total current assets.....................................     17,850,000      17,996,000

Fixed assets, net..............................................     10,474,000      10,279,000
Intangible assets, net.........................................      7,914,000       8,034,000
Notes receivable from affiliates, interest rate at 8%..........         85,000          85,000
Other assets...................................................        564,000         674,000
                                                                  ------------    ------------
      Total assets.............................................   $ 36,887,000    $ 37,068,000
                                                                  ============    ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.............................................   $    993,000    $    872,000
  Accrued expenses and other current liabilities...............      2,354,000       2,670,000
  Due to third-parties.........................................      4,249,000       5,312,000
  Current portion of capital lease obligations.................        685,000         699,000
                                                                  ------------    ------------

      Total current liabilities................................      8,281,000       9,553,000

Capital lease obligations, less current portion................      1,519,000       1,173,000

Commitments

Shareholders' equity:
  Common stock, $.001 par value, 30,000,000 shares authorized,
    7,422,966 shares - 1998 and 6,977,466 shares - 1999, issued
    and outstanding............................................          7,000           7,000
Additional paid-in capital.....................................     32,645,000      30,898,000
Accumulated deficit............................................     (5,565,000)     (4,563,000)
                                                                  ------------    ------------

      Total shareholders' equity...............................     27,087,000      26,342,000
                                                                  ------------    ------------

      Total liabilities and shareholders' equity...............   $ 36,887,000    $ 37,068,000
                                                                  ============    ============

     See accompanying notes to condensed consolidated financial statements.

                                   RENEX CORP.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          JUNE 30,                        JUNE 30,
                                               ----------------------------    ----------------------------
                                                   1998            1999            1998            1999
                                               ------------    ------------    ------------    ------------
                                                                       (UNAUDITED)
Net revenues...............................    $  9,353,000    $ 12,110,000    $ 17,103,000    $ 22,812,000
Operating expenses:
    Facilities.............................       7,073,000       8,806,000      12,922,000      16,895,000
    General and administrative.............       1,239,000       1,592,000       2,284,000       2,871,000
    Provision for doubtful accounts........         243,000         488,000         494,000         680,000
    Depreciation and amortization..........         609,000         680,000       1,074,000       1,328,000
                                               ------------    ------------    ------------    ------------
                                                  9,164,000      11,566,000      16,774,000      21,774,000
                                               ------------    ------------    ------------    ------------
      Operating income.....................         189,000         544,000         329,000       1,038,000
                                               ------------    ------------    ------------    ------------

Other income (expense):
    Net interest income....................          37,000          75,000         234,000          98,000
    Amortization of deferred financing costs         (8,000)        (11,000)         (8,000)        (23,000)
                                               ------------    ------------    ------------    ------------
Income before taxes........................         218,000         608,000         555,000       1,113,000
Income tax expense.........................          13,000          61,000          30,000         111,000
                                               ------------    ------------    ------------    ------------
      Net income...........................    $    205,000    $    547,000    $    525,000    $  1,002,000
                                               ============    ============    ============    ============

BASIC EARNINGS PER SHARE

Net income.................................    $        .03    $        .08    $        .08    $        .14
                                               ============    ============    ============    ============
Weighted average shares outstanding........       6,977,372       7,038,180       6,977,372       7,205,402
                                               ============    ============    ============    ============

DILUTED EARNINGS PER SHARE

Net income.................................    $        .03    $        .08    $        .07    $        .14
                                               ============    ============    ============    ============
Weighted average shares outstanding........       7,062,608       7,077,282       7,056,629       7,255,434
                                               ============    ============    ============    ============


     See accompanying notes to condensed consolidated financial statements.

                                  RENEX CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                ---------------------------------
                                                                                      1998              1999
                                                                                ---------------   ---------------
                                                                                           (unaudited)
      Cash Flows from Operating Activities:
        Net income ......................................................       $       525,000   $     1,002,000
        Adjustments to reconcile net income to net cash provided by operating activities:
          Provisions for doubtful accounts...............................               494,000           680,000
          Depreciation and amortization..................................             1,074,000         1,328,000
          Amortization of deferred financing costs.......................                 8,000            23,000
          Changes in operating assets and liabilities:
            Accounts receivable..........................................            (3,134,000)       (1,530,000)
            Inventories..................................................               (75,000)         (300,000)
            Prepaids and other ..........................................                15,000           (88,000)
            Other assets.................................................              (162,000)           67,000
            Accounts payable and accrued expenses........................              (723,000)          201,000
            Due to third-parties.........................................             2,060,000         1,063,000
          Other, net ....................................................                    --             9,000
                                                                                ---------------   ---------------
            Net cash provided by operating activities....................                82,000         2,455,000
                                                                                ---------------   ---------------
      Cash Flows from Investing Activities:
        Purchases of fixed assets........................................            (1,884,000)         (950,000)
        Sales of securities available for sale...........................             5,057,000                --
        Purchase of business assets......................................            (4,750,000)         (300,000)
        Investment in unconsolidated affiliate...........................                    --          (200,000)
                                                                                ---------------   ---------------
            Net cash used for investing activities.......................            (1,577,000)       (1,450,000)
                                                                                ---------------   ---------------
      Cash Flows from Financing Activities:
        Payments on capital lease obligations............................              (256,000)         (332,000)
        Repayments of long-term debt.....................................                (6,000)               --
        Repurchase of common stock ......................................                    --        (1,765,000)
        Expenditures associated with issuance of stock...................              (167,000)               --
                                                                                ---------------   ---------------
            Net cash used for financing activities.......................              (429,000)       (2,097,000)
                                                                                ---------------   ---------------
      Net decrease in cash and cash equivalents..........................            (1,924,000)       (1,092,000)
      Cash and cash equivalents, beginning of period.....................             9,693,000         9,115,000
                                                                                ---------------   ---------------
      Cash and cash equivalents, end of period...........................       $     7,769,000   $     8,023,000
                                                                                ===============   ===============
      Supplemental Disclosures of Cash Flow Information:
        Cash paid for interest...........................................       $       228,000   $        97,000
                                                                                ===============   ===============
        Cash paid for income tax.........................................       $        81,000   $       298,000
                                                                                ===============   ===============



     See accompanying notes to condensed consolidated financial statements.

                                   RENEX CORP.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

(1) INTERIM FINANCIAL STATEMENTS:

    In management's opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1999, and the results of its operations for the three and six months ended June 30, 1998 and 1999.

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

(2) BUSINESS COMBINATIONS:

    In the first quarter of 1999, the Company paid $300,000 for the achievement of certain earnout provisions based on profitability relating to the acquisition in December 1997 of an acute dialysis and hemapheresis services company. Such amount has been added to goodwill.

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

    A reconciliation of the numerator and the denominator of the basic and diluted earnings per share computation for net income is as follows for the three and six months ended June 30, 1998 and 1999:

                                          THREE MONTHS ENDED                             THREE MONTHS ENDED
                                             JUNE 30, 1998                                 JUNE 30, 1999
                               ------------------------------------------     -----------------------------------------
                                   Net                                            Net
                                  Income        Shares       Per Share           Income         Shares      Per Share
                               (Numerator)   (Denominator)     Amount         (Numerator)   (Denominator)     Amount
                               -----------   -------------     ------         -----------   -------------     ------
BASIC EPS                        $ 205,000   6,977,372        $   .03          $ 547,000   7,038,180        $     .08
                                                            =========                                       =========

Effect of Dilutive Securities:
Options and warrants                    --      85,236                                --       39,102
                                 ---------   ---------                         ---------   ----------

DILUTED EPS                      $ 205,000   7,062,608        $   .03          $ 547,000    7,077,282       $     .08
                                 =========   =========      =========          =========   ==========       =========

                                           SIX MONTHS ENDED                               SIX MONTHS ENDED
                                             JUNE 30, 1998                                 JUNE 30, 1999
                               ------------------------------------------     -----------------------------------------
                                   Net                                            Net
                                  Income        Shares       Per Share           Income         Shares      Per Share
                               (Numerator)   (Denominator)     Amount         (Numerator)   (Denominator)     Amount
                               -----------   -----------      -------         -----------   -----------       -------
BASIC EPS                      $   525,000     6,977,372      $   .08         $ 1,002,000     7,205,402       $   .14
                                                              =======                                         =======

Effect of Dilutive Securities:
Options and warrants                    --        79,257                               --        50,032
                               -----------   -----------                      -----------   -----------

DILUTED EPS                    $   525,000     7,056,629      $   .07         $ 1,002,000     7,255,434       $   .14
                               ===========   ===========      =======         ===========   ===========       =======


(4) COMPREHENSIVE INCOME:

    In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. The Company's net income for the three months ended June 30, 1998 and 1999 equals comprehensive income for the same period.

(5) OPERATING SEGMENTS:

    Effective December 31, 1998, the Company implemented SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about a Company's operating segments and related disclosures about its products, services, geographic areas of operations and major customers. Renex currently operates under one segment. The manner in which the Company has presented information throughout its Condensed Consolidated Financial Statements and the accompanying Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" is consistent with the manner in which the Company's management views and analyzes the business.

(6) SHARE REPURCHASE PROGRAM:

    In November 1998, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 500,000 shares of common stock on the open market from time to time at prices acceptable to the Company. In April 1999, the Company's Board of Directors authorized the repurchase of up to an additional 500,000 shares of common stock bringing the total share repurchase program to 1,000,000 shares. As of June 30, 1999, the Company had repurchased 445,500 shares of Renex common stock at a cost of approximately $1.8 million. Under Florida law, repurchased shares constitute authorized but unissued shares. See Note 8, Subsequent Events.

(7) RECLASSIFICATIONS:

    Certain prior year amounts have been reclassified to conform to current year presentation.

(8) SUBSEQUENT EVENTS:

    In July 1999, the Company repurchased 98,000 shares of Renex common stock at a cost of approximately $429,000. Cumulatively, the Company has repurchased 543,500 shares of Renex common stock at a cost of approximately $2.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    The Company, operating through its wholly-owned subsidiaries, is a high quality provider of dialysis and ancillary services to patients with end-stage renal disease ("ESRD"), as well as acute dialysis services to patients in hospitals. Since inception, the Company has implemented an aggressive growth strategy designed to build its presence in selected regional markets by establishing local clusters of dialysis facilities through new facility ("DE NOVO") development or the acquisition of existing facilities. To date, the Company has grown primarily through DE NOVO development because the Company believes such a strategy minimizes the initial capital outlay. However, DE NOVO facilities achieve profitability only when they reach sufficient utilization, which typically does not occur prior to twelve months following opening. The Company has increased overall facility utilization from 41% at December 31, 1994 to 67% at June 30, 1999 primarily through marketing efforts directed at local nephrologists, patients and managed care organizations.

    As of June 30, 1999, the Company operated 20 outpatient dialysis facilities, of which eleven were de novo facilities opened between 1994 and 1998. In addition, from 1995 through 1998 the Company acquired via the purchase of stock or assets, nine dialysis facilities. The Company also manages a home hemodialysis program and provides acute dialysis and hemapheresis treatments to 20 hospitals through contractual arrangements with these hospitals.

RESULTS OF OPERATIONS

    The following table sets forth certain income statement items expressed as a percentage of net revenues for the three and six months ended June 30, 1998 and 1999:


                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                  JUNE 30,              JUNE 30,
                                             -----------------      ---------------
                                              1998       1999       1998      1999
                                              -----      -----      -----     -----
          Net revenues                        100.0%     100.0%     100.%    100.0%
          Facilities expenses                  75.6       72.7       75.6     74.1
          General and administrative           13.2       13.1       13.4     12.6
          Provision for doubtful accounts       2.6        4.0        2.9      3.0
          Depreciation and amortization         6.5        5.6        6.3      5.8
          Operating income                      2.0        4.5        1.9      4.6
          Net interest income                    .4         .6        1.4       .4
          Net income                            2.2        4.5        3.1      4.4



THREE MONTHS ENDED JUNE 30, 1999 AND 1998

    NET REVENUES. Net revenues for the three months ended June 30, 1999 were $12.1 million compared to $9.4 million for the same period in 1998, representing an increase of 29.5%. The increase in net revenues of $2.8 million was primarily attributable to $1.3 million from two facilities opened during 1998 and $1.5 million from the continued growth at existing facilities, along with increased net revenues per treatment primarily due to increased erythropoietin ("EPO") dosages.

    FACILITIES EXPENSES. Facilities expenses primarily consist of costs and expenses specifically attributable to the operation of the dialysis facilities, including operating and maintenance costs of such facilities and all labor, supplies and service costs related to patient care. Facilities expenses for the three months ended June 30, 1999 were $8.8 million compared to $7.1 million for the same period in 1998, representing an increase of 24.5%. The increase in facilities expenses was primarily due to the greater number of facilities in operation in 1999, increased EPO utilization, and an increase in the number of treatments performed, which caused a corresponding increase in the use of drugs, supplies and labor. As a percentage of net revenues, facilities expenses decreased to 72.7% for the three months ended June 30, 1999 from 75.6% for the same period in 1998. The decrease as a percentage of net revenues was attributable to an increase in net revenues per treatment primarily due to increased EPO utilization and favorable adjustments from cash receipts.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of headquarter expenses including marketing, finance, operations management, legal, quality assurance, information systems, billing and collections and centralized accounting support. General and administrative expenses for the three months ended June 30, 1999 were $1.6 million compared to $1.2 million for the same period in 1998, representing an increase of 28.5%. The increase in general and administrative expenses was primarily due to accruals related to management incentive programs. As a percentage of net revenues, general and administrative expenses were comparably 13.1% and 13.2% for the three months ended June 30, 1999 and 1998, respectively.

    PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts is a function of patient payor mix, collection experience and other factors. It is the Company's practice to reserve for doubtful accounts in the period in which revenue is recognized based on management's estimate of the net collectibility of accounts receivable. The provision for doubtful accounts for the three months ended June 30, 1999 was $488,000 compared to $243,000 for the same period in 1998, representing an increase of $245,000. The increase was primarily due to a delay in obtaining the Medicare provider number for one of the Company's large de novo facilities opened in October 1998. The Company has now obtained the facility's Medicare provider number and expects substantial collection of the aged amounts at this facility over the remainder of the fiscal year. As a percentage of net revenues, the provision for doubtful accounts increased to 4.0% for the three months ended June 30, 1999 from 2.6% for the same period in 1998 as a result of the above.

    DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for the three months ended June 30, 1999 were $680,000 compared to $609,000 for the same period in 1998, representing an increase of 11.7%. The increase was primarily due to the opening of two facilities during the second half of 1998.

    NET INTEREST INCOME. Net interest income for the three months ended June 30, 1999 was $75,000 compared to net interest income of $37,000 for the same period in 1998. The increase was primarily due to the Company expensing certain financing costs during the second quarter of 1998 that resulted from the closing of its line of credit. See "Liquidity and Capital Resources" for the Company's current Line of Credit.

    NET INCOME. The Company had net income of $547,000 for the three months ended June 30, 1999 compared to a net income of $205,000 for the same period in 1998, an income increase of $342,000.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

    NET REVENUES. Net revenues for the six months ended June 30, 1999 were $22.8 million compared to $17.1 million for the same period in 1998, representing an increase of 33.4%. The increase in net revenues of $5.7 million was primarily attributable to the acquisition of four dialysis clinics in March 1998 which contributed $1.5 million, $2.2 million from three facilities opened during 1998, and $2.0 million from the continued growth at existing facilities, along with increased net revenues per treatment primarily due to increased EPO dosages.

    FACILITIES EXPENSES. Facilities expenses for the six months ended June 30, 1999 were $16.9 million compared to $12.9 million for the same period in 1998, representing an increase of 30.7%. The increase in facilities expenses was due to the greater number of facilities in operation in 1999, increased EPO utilization, and an increase in the number of treatments performed which caused a corresponding increase in the use of drugs, supplies and labor. As a percentage of net revenues, facilities expenses decreased to 74.1% for the six months ended June 30, 1999 from 75.6% for the same period in 1998. The decrease as a percentage of net revenues was attributable to an increase in the net revenues per treatment primarily due to increased EPO utilization and favorable adjustments from cash receipts.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 1999 were $2.9 million compared to $2.3 million for the same period in 1998, representing an increase of 25.7%. The increase in general and administrative expenses was primarily due to accruals related to management incentive programs. As a percentage of net revenues, general and administrative expenses decreased to 12.6% for the six months ended June 30, 1999 from 13.4% for the same period in 1998. The decrease as a percentage of net revenues was due to an increase in revenues that did not require a corresponding increase in general and administrative expenses, primarily personnel related expenses.

    PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts for the six months ended June 30, 1999 was $680,000 compared to $494,000 for the same period in 1998, representing an increase of 37.7%. The increase was primarily due to a delay in obtaining the Medicare provider number for one of the Company's large de novo facilities opened in October 1998. The Company has now obtained the facility's Medicare provider number and expects substantial collection of the aged amounts at this facility over the remainder of the fiscal year. As a percentage of net revenues, the provision for doubtful accounts was comparably 3.0% and 2.9% for the six months ended June 30, 1999 and 1998, respectively.

    DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for the six months ended June 30, 1999 were $1.3 million compared to $1.1 million for the same period in 1998, representing an increase of 23.6%. The increase was primarily due to the acquisition of four dialysis clinics and the opening of three facilities in 1998.

    NET INTEREST INCOME. Net interest income for the six months ended June 30, 1999 was $98,000 compared to net interest income of $234,000 for the same period in 1998, representing an income decrease of $136,000. The decrease was primarily due to the sale of $5.1 million in securities available for sale during March 1998 used primarily to purchase four facilities.

    NET INCOME. The Company had net income of $1.0 million for the six months ended June 30, 1999 compared to a net income of $525,000 for the same period in 1998, an income increase of $477,000.

LIQUIDITY AND CAPITAL RESOURCES

    The Company requires capital resources for maintenance, refurbishing and expansion of existing facilities, acquisitions, DE NOVO facilities, working capital and general corporate purposes. The Company intends to finance its growth and working capital requirements, as well as purchases of additional equipment and leasehold improvements, from cash on hand, cash generated from operations and the Company's secured line of credit described below. As of June 30, 1999, the Company had working capital of approximately $8.4 million compared to working capital of $9.6 million as of December 31, 1998. Cash and cash equivalents totaled $8.0 million as of June 30, 1999, as compared to $9.1 million as of December 31, 1998.

    Net cash provided by operating activities was $2.5 million and $82,000 for the six months ended June 30, 1999 and 1998, respectively. Net cash provided by operating activities consisted of the Company's net income, increased by non-cash expenses such as depreciation, amortization and the provision for doubtful accounts and adjusted by changes in components of working capital, primarily accounts receivable, inventories, due to third-parties and accrued expenses.

    The Company requires substantial working capital to cover the expenses and initial losses of each DE NOVO facility. Once a DE NOVO facility is operational, the Company is unable to bill for services until it receives a Medicare provider number and the Medicare intermediary installs its electronic billing software at the facility. For these reasons, there is typically a 90-day delay before the Company will receive payment on its initial services at such facility. In addition, the dialysis industry is characterized by long collection cycles because Medicaid and private insurance carriers require substantial documentation to support reimbursement claims and often take a substantial amount of time to process claims. As a result, the Company requires significant working capital to cover expenses during the collection process.

    Net cash used for investing activities was $1.5 million and $1.6 million for the six months ended June 30, 1999 and 1998, respectively. The cash used in 1999 consisted of $950,000 in purchases of fixed assets, an investment in an unconsolidated affiliate of $200,000 and a $300,000 payment for the achievement of certain earnout provisions. See Note 2, Business Combinations, in the notes to condensed consolidated financial statements. The cash used in 1998 related to the $4.5 million cash purchase of four facilities in March 1998, along with $1.9 million for purchases of fixed assets, offset by the sale of $5.1 million in securities available for sale. Historically, the Company's principal uses of cash in investing activities have been related to purchases of new equipment and leasehold improvements for the Company's existing facilities, the cost of development of additional facilities and acquisitions. Currently, there is one de novo facility under construction that is expected to open during the fourth quarter of 1999. The Company estimates that the cash outlay for construction of leasehold improvements and purchases of equipment for this facility will be approximately $1.2 million.

    Net cash used for financing activities for the six months ended June 30, 1999 was $2.1 million. This consisted of $1.8 million used for the repurchase of 445,500 shares of the Company's common stock and $332,000 of payments on capital lease obligations. See Note 6, Share Repurchase Program, and Note 8, Subsequent Events, in the notes to condensed consolidated financial statements. Net cash used for financing activities for the six months ended June 30, 1998 was $429,000. This consisted primarily of payments on capital lease obligations of $256,000 and expenditures associated with the issuance of common stock of $167,000.

    The Company has a $15 million secured line of credit with a financial institution (the "Line of Credit"). Borrowings under the Line of Credit are based on cash flow measurements, and bear interest ranging from the lower of the LIBOR rate, plus 2.25% up to 2.75%, or the prime rate minus .5% up to the prime rate depending on the Company's leverage ratio. The Line of Credit will be utilized primarily for acquisitions and also provides working capital advances via sublimits up to $5 million. The Line of Credit contains certain financial covenants as to minimum net worth, leverage, capitalization and cash flow ratios along with restrictions on new indebtedness and payment of dividends. As of June 30, 1999, the Company did not have any borrowings under the Line of Credit.

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

INCOME TAX LOSS CARRYFORWARDS

    As of June 30, 1999, the Company had approximately $3.6 million of net operating loss carryforwards that may be available to offset future taxable income for federal income tax purposes. These net operating loss carryforwards begin to expire in 2008.

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

    The Company recognizes its reliance on third parties for its operating and financial computer output and processing. Based upon ongoing assessments, it appears that the Company's existing internal software is Y2K compliant. Testing, modifications and conversions of the software were initiated during the second quarter of 1999. Thus far, initial results have been good. The Company did not incur significant costs related to these modifications and conversions.

    The Company has formally communicated with its significant payors and vendors and has requested a written statement regarding their Y2K readiness and proof of their Y2K testing. In the event that a vendor fails to respond to the Company's request, the Company will then contact alternative vendors who appear to have greater Y2K readiness to provide the Company with the same or similar supplies, equipment or services. A key vendor for which no alternative supplier exists would be the manufacturer of EPOGEN, a drug that constitutes approximately 25% of the Company's revenues. Publicly filed documents and a letter that we received from this supplier indicate that although they are proceeding diligently with their Y2K remediation, testing and implementation processes which they expect to be completed by September 1999, they do not warrant or guarantee that it will not have any significant exposure to the problems associated with the date change to the year 2000. The Company's Medicare intermediary, which provides approximately 50% of the Company's cash receipts, has informed the Company that it is Y2K compliant. However, the Company has received limited communication regarding Y2K readiness from some of the state Medicaid payors and several commercial payors. The Company will continue to actively seek sufficient information from these various payors to determine what impact any payors may have on the Company's cash flow. The failure of the above mentioned EPOGEN supplier or of the Company's Medicare intermediary to be Y2K compliant would have a material adverse impact on the operations of the Company. The failure of any of the Company's other significant payors or operating vendors to be Y2K compliant could have a material adverse impact on the operations of the Company.

SHARE REPURCHASE PROGRAM

    In November 1998, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 500,000 shares of common stock on the open market from time to time at prices acceptable to the Company. In April 1999, the Company's Board of Directors authorized the repurchase of up to an additional 500,000 shares of common stock bringing the total share repurchase program to 1,000,000 shares. As of August 5, 1999, 543,500 shares have been repurchased at a cost of approximately $2.2 million.

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

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.
         Not applicable.

Item 2.  Changes in Securities.
         Not applicable.

Item 3.  Defaults Upon Senior Securities.
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company's Annual Meeting of Stockholders was held on June 30, 1999.

         1. The stockholders elected the following individuals as Class III Directors of the Company.

                        NAME                       FOR           WITHHELD
                        ----                       ---           --------
                  Milton J. Wallace              5,344,264        18,900
                  Arthur G. Shapiro, M.D.        5,343,664        19,500
                  C. David Finch, M.D.           5,351,164        12,000

                  The following directors' terms of office continued following the 1999 Annual Meeting: Class I Directors - Eugene P. Conese, Sr., Charles J. Simons, and Jeffrey H. Watson, terms expiring at the 2000 Annual Meeting; and Class II Directors - James P. Shea, John E. Hunt, Sr., and Mark D. Wallace, terms expiring at the 2001 Annual Meeting.

         2. The stockholders approved an amendment to the Company's Director Plan increasing the number of shares to be granted annually to directors.

                         FOR                      AGAINST            ABSTAIN
                         ---                      -------            -------
                      4,619,622                   651,275             92,267

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


                            RENEX CORP.
                            (Registrant)



                            By: /s/ James P. Shea
                                ------------------------------------------------
                                James P. Shea
                                President and Chief Executive Officer

                            By: /s/ Orestes L. Lugo
                                ------------------------------------------------
                                Orestes L. Lugo
                                Senior Vice President--Finance and
                                  Chief Financial Officer


Date: August 5, 1999