Form 10-Q
period 1999-09-30
RENEX CORP
filed 1999-11-12
CIK 911953

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended September 30, 1999

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

       Title of Each Class                  Number of Shares Outstanding
          Common Stock                           November 3, 1999

                                                     6,842,501

                                   RENEX CORP.

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                      PART I--FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
           December 31, 1998 and September 30, 1999 (unaudited)..................................              1

         Condensed Consolidated Statements of Income (unaudited)
           For the Three and Nine Months Ended September 30, 1998 and 1999.......................              2

         Condensed Consolidated Statements of Cash Flows (unaudited)
           For the Nine Months Ended September 30, 1998 and 1999.................................              3

         Notes to Unaudited Condensed Consolidated Financial Statements..........................             4-5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...............................................................             6-10



                                       PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................              11

Item 2.  Changes in Securities...................................................................              11

Item 3.  Defaults Upon Senior Securities.........................................................              11

Item 4.  Submission of Matters to a Vote of Securities Holders...................................              11

Item 5.  Other Information.......................................................................              11

Item 6.  Exhibits and Reports on Form 8-K........................................................              11

                                   RENEX CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,    SEPTEMBER 30,
                                                                      1998            1999
                                                                  ------------    -------------
                                                                                   (UNAUDITED)

                                            ASSETS

Current assets:
  Cash and cash equivalents ...................................   $  9,115,000    $ 10,170,000
  Accounts receivable, less allowance for doubtful accounts of
    $1,793,000 and $1,728,000 at December 31, 1998 and
    September 30, 1999, respectively ..........................      7,606,000       8,253,000
  Inventories .................................................        578,000       1,006,000
  Prepaids and other ..........................................        551,000         616,000
                                                                  ------------    ------------

      Total current assets ....................................     17,850,000      20,045,000

Fixed assets, net .............................................     10,474,000      10,142,000
Intangible assets, net ........................................      7,914,000       8,209,000
Notes receivable from affiliates, interest rate at 8% .........         85,000              --
Other assets ..................................................        564,000         678,000
                                                                  ------------    ------------
      Total assets ............................................   $ 36,887,000    $ 39,074,000
                                                                  ============    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ............................................   $    993,000    $    975,000
  Accrued expenses and other current liabilities ..............      2,354,000       2,898,000
  Due to third-parties ........................................      4,249,000       6,180,000
  Current portion of capital lease obligations ................        685,000         699,000
                                                                  ------------    ------------

      Total current liabilities ...............................      8,281,000      10,752,000

Capital lease obligations, less current portion ...............      1,519,000       1,000,000

Commitments

Shareholders' equity:
  Common stock, $.001 par value, 30,000,000 shares authorized,
    7,422,966 shares - 1998 and 6,819,566 shares - 1999, issued
     and outstanding ..........................................          7,000           7,000
Additional paid-in capital ....................................     32,645,000      32,679,000
Treasury stock (609,400 shares at cost) .......................             --      (2,475,000)
Accumulated deficit ...........................................     (5,565,000)     (2,889,000)
                                                                  ------------    ------------
      Total shareholders' equity ..............................     27,087,000      27,322,000
                                                                  ------------    ------------

      Total liabilities and shareholders' equity ..............   $ 36,887,000    $ 39,074,000
                                                                  ============    ============

     See accompanying notes to condensed consolidated financial statements.

                                   RENEX CORP.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                               ----------------------------    ----------------------------
                                                  1998            1999            1998            1999
                                               ------------    ------------    ------------    ------------
                                                                       (UNAUDITED)

Net revenues ...............................   $ 10,177,000    $ 13,094,000    $ 27,279,000    $ 35,906,000
Operating expenses:
    Facilities .............................      7,417,000       9,140,000      20,338,000      26,035,000
    General and administrative .............      1,397,000       1,165,000       3,681,000       4,036,000
    Provision for doubtful accounts ........        254,000         308,000         748,000         988,000
    Depreciation and amortization ..........        658,000         673,000       1,732,000       2,001,000
                                               ------------    ------------    ------------    ------------
                                                  9,726,000      11,286,000      26,499,000      33,060,000
                                               ------------    ------------    ------------    ------------
      Operating income .....................        451,000       1,808,000         780,000       2,846,000
                                               ------------    ------------    ------------    ------------

Other income (expense):
    Net interest income ....................         32,000          69,000         265,000         167,000
    Amortization of deferred financing costs        (11,000)        (12,000)        (18,000)        (35,000)
                                               ------------    ------------    ------------    ------------
Income before taxes ........................        472,000       1,865,000       1,027,000       2,978,000
Income tax expense .........................         33,000         191,000          63,000         302,000
                                               ------------    ------------    ------------    ------------
      Net income ...........................   $    439,000    $  1,674,000    $    964,000    $  2,676,000
                                               ============    ============    ============    ============

BASIC EARNINGS PER SHARE
Net income .................................   $        .06    $        .24    $        .14    $        .38
                                               ============    ============    ============    ============
Weighted average shares outstanding ........      6,977,372       6,903,974       6,977,372       7,103,822
                                               ============    ============    ============    ============

DILUTED EARNINGS PER SHARE
Net income .................................   $        .06    $        .24    $        .14    $        .37
                                               ============    ============    ============    ============
Weighted average shares outstanding ........      7,030,920       6,985,447       7,037,795       7,161,809
                                               ============    ============    ============    ============


     See accompanying notes to condensed consolidated financial statements.

                                   RENEX CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                ----------------------------
                                                                   1998           1999
                                                                ------------    ------------
                                                                        (UNAUDITED)
Cash Flows from Operating Activities:
  Net income ................................................   $    964,000    $  2,676,000
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provisions for doubtful accounts ........................        748,000         988,000
    Depreciation and amortization ...........................      1,732,000       2,001,000
    Amortization of deferred financing costs ................         18,000          35,000
    Changes in operating assets and liabilities:
      Accounts receivable ...................................     (3,472,000)     (1,635,000)
      Inventories ...........................................        (84,000)       (428,000)
      Prepaids and other ....................................        102,000         (65,000)
      Other assets ..........................................       (151,000)         51,000
      Accounts payable and accrued expenses .................        217,000         532,000
      Due to third-parties ..................................      2,450,000       1,931,000
    Other, net ..............................................             --           6,000
                                                                ------------    ------------
      Net cash provided by operating activities .............      2,524,000       6,092,000
                                                                ------------    ------------
Cash Flows from Investing Activities:
  Purchases of fixed assets .................................     (3,130,000)     (1,360,000)
  Sales of securities available for sale ....................      5,057,000              --
  Purchase of business assets ...............................     (4,750,000)       (600,000)
  Investment in unconsolidated affiliate ....................             --        (200,000)
  Collection of notes receivable from affiliates ............             --          85,000
                                                                ------------    ------------
      Net cash used for investing activities ................     (2,823,000)     (2,075,000)
                                                                ------------    ------------
Cash Flows from Financing Activities:
  Payments on capital lease obligations .....................       (413,000)       (505,000)
  Repayments of long-term debt ..............................         (6,000)             --
  Repurchase of common stock ................................             --      (2,475,000)
  Expenditures associated with issuance of stock ............       (174,000)             --
  Proceeds from issuance of stock ...........................             --          18,000
                                                                ------------    ------------
      Net cash used for financing activities ................       (593,000)     (2,962,000)
                                                                ------------    ------------
Net (decrease) increase in cash and cash equivalents ........       (892,000)      1,055,000
Cash and cash equivalents, beginning of period ..............      9,693,000       9,115,000
                                                                ------------    ------------
Cash and cash equivalents, end of period ....................   $  8,801,000    $ 10,170,000
                                                                ============    ============
Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest ....................................   $    287,000    $    139,000
                                                                ============    ============
  Cash paid for income tax ..................................   $     81,000    $    479,000
                                                                ============    ============

     See accompanying notes to condensed consolidated financial statements.

                                   RENEX CORP.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999



(1) INTERIM FINANCIAL STATEMENTS:

    In management's opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of its operations for the three and nine months ended September 30, 1998 and 1999.

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

(2) BUSINESS COMBINATIONS:

    During the first nine months of 1999, the Company paid $600,000 for the achievement of certain earnout provisions based on profitability relating to the acquisition in December 1997 of an acute dialysis and hemapheresis services company. Such amount has been added to goodwill.

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

    A reconciliation of the numerator and the denominator of the basic and diluted earnings per share computation for net income is as follows for the three and nine months ended September 30, 1998 and 1999:

                                          THREE MONTHS ENDED                             THREE MONTHS ENDED
                                          SEPTEMBER 30, 1998                             SEPTEMBER 30, 1999
                               ------------------------------------------     -----------------------------------------
                                   Net                                            Net
                                  Income        Shares         Per Share         Income         Shares      Per Share
                               (Numerator)   (Denominator)       Amount       (Numerator)   (Denominator)     Amount
                               -----------   -------------    -----------     -----------   -------------   -----------
BASIC EPS                      $   439,000     6,977,372        $   .06       $ 1,674,000     6,903,974       $   .24
                                                                =======                                       =======

Effect of Dilutive Securities:
Options and warrants                    --        53,548                               --        81,473
                               -----------   -----------                      -----------   -----------

DILUTED EPS                    $   439,000     7,030,920        $   .06       $ 1,674,000     6,985,447       $   .24
                               ===========   ===========        =======       ===========   ===========       =======


                                           NINE MONTHS ENDED                             NINE MONTHS ENDED
                                          SEPTEMBER 30, 1998                             SEPTEMBER 30, 1999
                               ----------------------------------------       -----------------------------------------
                                   Net                                            Net
                                  Income        Shares       Per Share           Income         Shares      Per Share
                               (Numerator)   (Denominator)     Amount         (Numerator)   (Denominator)     Amount
                               -----------   -------------   ----------       -----------   -------------   -----------
BASIC EPS                      $   964,000     6,977,372      $   .14         $ 2,676,000     7,103,822       $   .38
                                                              =======                                         =======

Effect of Dilutive Securities:
Options and warrants                    --        60,423                               --        57,987
                               -----------   -----------                      -----------   -----------

DILUTED EPS                    $   964,000     7,037,795      $   .14         $ 2,676,000     7,161,809       $   .37
                               ===========   ===========      =======         ===========   ===========       =======


(4) COMPREHENSIVE INCOME:

    In 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. The Company's net income for the three months and nine months ended September 30, 1998 and 1999 equals comprehensive income for the same periods.

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

(6) SHARE REPURCHASE PROGRAM:

    In November 1998, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 500,000 shares of common stock on the open market from time to time at prices acceptable to the Company. In April 1999, the Company's Board of Directors authorized the repurchase of up to an additional 500,000 shares of common stock bringing the total share repurchase program to 1,000,000 shares. As of September 30, 1999, the Company had repurchased 609,400 shares of Renex common stock at a cost of approximately $2.5 million.

(7) RECLASSIFICATIONS:

    Certain prior year amounts have been reclassified to conform to current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    The Company, operating through its wholly-owned subsidiaries, is a high quality provider of dialysis and ancillary services to patients with end-stage renal disease ("ESRD"), as well as acute dialysis services to patients in hospitals. Since inception, the Company has implemented an aggressive growth strategy designed to build its presence in selected regional markets by establishing local clusters of dialysis facilities through new facility ("de novo") development or the acquisition of existing facilities. To date, the Company has grown primarily through de novo development because the Company believes such a strategy minimizes the initial capital outlay. However, de novo facilities achieve profitability only when they reach sufficient utilization, which typically does not occur prior to twelve months following opening. The Company has increased overall facility utilization from 41% at December 31, 1994 to 69% at September 30, 1999 primarily through marketing efforts directed at local nephrologists, patients and managed care organizations.

    As of September 30, 1999, the Company operated 20 outpatient dialysis facilities, of which eleven were de novo facilities opened between 1994 and 1998. In addition, from 1995 through 1998 the Company acquired via the purchase of stock or assets, nine dialysis facilities. The Company also manages a home hemodialysis program and provides acute dialysis and hemapheresis treatments to 20 hospitals through contractual arrangements with these hospitals.

RESULTS OF OPERATIONS

    The following table sets forth certain income statement items expressed as a percentage of net revenues for the three and nine months ended September 30, 1998 and 1999:

                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                       -------------------         -------------------
                                                       1998          1999          1998          1999
                                                       ----          -----         ----          -----
       Net revenues                                    100.0%        100.0%        100.0%        100.0%
       Facilities expenses                              72.9          69.8          74.6          72.5
       General and administrative                       13.7           8.9          13.5          11.2
       Provision for doubtful accounts                   2.5           2.4           2.7           2.8
       Depreciation and amortization                     6.5           5.1           6.4           5.6
       Operating income                                  4.4          13.8           2.9           7.9
       Net interest income                               0.3           0.5           1.0           0.5
       Net income                                        4.3          12.8           3.5           7.5

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

    NET REVENUES. Net revenues for the three months ended September 30, 1999 were $13.1 million compared to $10.2 million for the same period in 1998, representing an increase of 28.7%. The increase in net revenues of $2.9 million was primarily attributable to $1.2 million from one facility which opened during August 1998 and $1.7 million from the continued growth at existing facilities, along with increased net revenues per treatment primarily due to increased erythropoietin ("EPO") dosages and continued favorable adjustments arising from cash receipts.

    FACILITIES EXPENSES. Facilities expenses primarily consist of costs and expenses specifically attributable to the operation of the dialysis facilities, including operating and maintenance costs of such facilities and all labor, supplies and service costs related to patient care. Facilities expenses for the three months ended September 30, 1999 were $9.1 million compared to $7.4 million for the same period in 1998, representing an increase of 23.2%. The increase in facilities expenses was primarily due to the greater number of facilities in operation in 1999, increased EPO utilization, and an increase in the number of treatments performed, which caused a corresponding increase in the use of drugs, supplies and labor. As a percentage of net revenues, facilities expenses decreased to 69.8% for the three months ended September 30, 1999 from 72.9% for the same period in 1998. The decrease as a percentage of net revenues was attributable to an increase in net revenues per treatment primarily due to increased EPO utilization and favorable adjustments arising from cash receipts.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of headquarter expenses including marketing, finance, operations management, legal, quality assurance, information systems, billing and collections and centralized accounting support. General and administrative expenses for the three months ended September 30, 1999 were $1.2 million compared to $1.4 million for the same period in 1998, representing a decrease of 16.6%. The decrease in general and administrative expenses was primarily due to accruals related to management incentive programs during the third quarter of 1998. The majority of these accruals were made during the second quarter of 1999. As a percentage of net revenues, general and administrative decreased to 8.9% for the three months ended September 30, 1999 from 13.7% for the same period in 1998. The decrease as a percentage of net revenues was due to an increase in net revenues that did not require a corresponding increase in general and administrative expenses and the management incentive program accruals discussed above.

    PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts is a function of patient payor mix, collection experience and other factors. It is the Company's practice to reserve for doubtful accounts in the period in which revenue is recognized based on management's estimate of the net collectibility of accounts receivable. The provision for doubtful accounts for the three months ended September 30, 1999 was $308,000 compared to $254,000 for the same period in 1998, representing an increase of 21.3%. The increase was primarily due to an increase in net revenues. As a percentage of net revenues, the provision for doubtful accounts was comparably 2.4% and 2.5% for the three months ended September 30, 1999 and 1998, respectively.

    DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for the three months ended September 30, 1999 were $673,000 compared to $658,000 for the same period in 1998, representing an increase of 2.3%. The increase was primarily due to the opening of one facility during August 1998.

    NET INTEREST INCOME. Net interest income for the three months ended September 30, 1999 was $69,000 compared to net interest income of $32,000 for the same period in 1998. The increase was primarily due to a decrease in interest expense on capital leases resulting from continuous reductions in principal.

    NET INCOME. The Company had net income of $1.7 million for the three months ended September 30, 1999 compared to a net income of $439,000 for the same period in 1998, an income increase of $1.2 million.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

    NET REVENUES. Net revenues for the nine months ended September 30, 1999 were $35.9 million compared to $27.3 million for the same period in 1998, representing an increase of 31.6%. The increase in net revenues of $8.6 million was primarily attributable to the acquisition of four dialysis clinics in March 1998 which contributed $1.8 million, $4.4 million from three facilities opened during 1998, and $2.4 million from the continued growth at existing facilities, along with increased net revenues per treatment primarily due to increased EPO dosages and continued favorable adjustments arising from cash receipts.

    FACILITIES EXPENSES. Facilities expenses for the nine months ended September 30, 1999 were $26.0 million compared to $20.3 million for the same period in 1998, representing an increase of 28.0%. The increase in facilities expenses was due to the greater number of facilities in operation in 1999, increased EPO utilization, and an increase in the number of treatments performed which caused a corresponding increase in the use of drugs, supplies and labor. As a percentage of net revenues, facilities expenses decreased to 72.5% for the nine months ended September 30, 1999 from 74.6% for the same period in 1998. The decrease as a percentage of net revenues was attributable to an increase in the net revenues per treatment primarily due to increased EPO utilization and favorable adjustments from arising cash receipts.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 1999 were $4.0 million compared to $3.7 million for the same period in 1998, representing an increase of 9.6%. The increase in general and administrative expenses was primarily due to accruals related to management incentive programs. As a percentage of net revenues, general and administrative expenses decreased to 11.2% for the nine months ended September 30, 1999 from 13.5% for the same period in 1998. The decrease as a percentage of net revenues was due to an increase in net revenues that did not require a corresponding increase in general and administrative expenses.

    PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts for the nine months ended September 30, 1999 was $988,000 compared to $748,000 for the same period in 1998, representing an increase of 32.1%. The increase was primarily due to an increase in net revenues. As a percentage of net revenues, the provision for doubtful accounts was comparably 2.8% and 2.7% for the nine months ended September 30, 1999 and 1998, respectively.

    DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for the nine months ended September 30, 1999 were $2.0 million compared to $1.7 million for the same period in 1998, representing an increase of 15.5%. The increase was primarily due to the acquisition of four dialysis clinics and the opening of three facilities in 1998.

    NET INTEREST INCOME. Net interest income for the nine months ended September 30, 1999 was $167,000 compared to net interest income of $265,000 for the same period in 1998, representing an income decrease of $98,000. The decrease was primarily due to the sale of $5.1 million in securities available for sale during March 1998 used primarily to purchase four facilities.

    NET INCOME. The Company had net income of $2.7 million for the nine months ended September 30, 1999 compared to a net income of $964,000 for the same period in 1998, an income increase of $1.7 million.

LIQUIDITY AND CAPITAL RESOURCES

    The Company requires capital resources for maintenance, refurbishing and expansion of existing facilities, acquisitions, DE NOVO facilities, working capital and general corporate purposes. The Company intends to finance its growth and working capital requirements, as well as purchases of additional equipment and leasehold improvements, from cash on hand, cash generated from operations and the Company's secured line of credit described below. As of September 30, 1999, the Company had working capital of approximately $9.3 million compared to working capital of $9.6 million as of December 31, 1998. Cash and cash equivalents totaled $10.2 million as of September 30, 1999, as compared to $9.1 million as of December 31, 1998.

    Net cash provided by operating activities was $6.1 million and $2.5 million for the nine months ended September 30, 1999 and 1998, respectively. Net cash provided by operating activities consisted of the Company's net income, increased by non-cash expenses such as depreciation, amortization and the provision for doubtful accounts and adjusted by changes in components of working capital, primarily accounts receivable, inventories, due to third-parties and accrued expenses.

    The Company requires substantial working capital to cover the expenses and initial losses of each DE NOVO facility. Once a DE NOVO facility is operational, the Company is unable to bill for services until it receives a Medicare provider number and the Medicare intermediary installs its electronic billing software at the facility. For these reasons, there is typically a 90-day delay before the Company will receive payment on its initial services at such facility. In addition, the dialysis industry is characterized by long collection cycles because Medicaid and private insurance carriers often require substantial documentation to support reimbursement claims and in many instances take a substantial amount of time to process claims. As a result, the Company requires significant working capital to cover expenses during the collection process.

    Net cash used for investing activities was $2.1 million and $2.8 million for the nine months ended September 30, 1999 and 1998, respectively. The cash used in 1999 consisted primarily of $1.4 million in purchases of fixed assets and $600,000 in payments for the achievement of certain earnout provisions (see Note 2, Business Combinations, in the notes to condensed consolidated financial statements). The cash used in 1998 related to the $4.5 million cash purchase of four facilities in March 1998, along with $3.1 million for purchases of fixed assets, offset by the sale of $5.1 million in securities available for sale. Historically, the Company's principal uses of cash in investing activities have been related to purchases of new equipment and leasehold improvements for the Company's existing facilities, the cost of development of additional facilities and acquisitions. Currently, there is one de novo facility that will open during the fourth quarter of 1999. The cash outlay for construction of leasehold improvements and purchases of equipment for this facility has been approximately $1.2 million. The Company also plans to begin construction of two more de novo facilities during the fourth quarter of 1999 that are expected to open in the first quarter of 2000. The Company estimates that the cash outlay for construction of leasehold improvements and purchases of equipment for these two facilities will be approximately $2.0 million.

    Net cash used for financing activities for the nine months ended September 30, 1999 was $3.0 million. This consisted of $2.5 million used for the repurchase of 609,400 shares of the Company's common stock and $505,000 of payments on capital lease obligations. See Note 6, Share Repurchase Program, in the notes to condensed consolidated financial statements. Net cash used for financing activities for the nine months ended September 30, 1998 was $593,000 which consisted primarily of payments on capital lease obligations of $413,000.

    The Company has a $15 million secured line of credit with a financial institution (the "Line of Credit"). Borrowings under the Line of Credit are based on cash flow measurements, and bear interest ranging from the lower of the LIBOR rate, plus 2.25% up to 2.75%, or the prime rate minus .5% up to the prime rate depending on the Company's leverage ratio. The Line of Credit will be utilized primarily for acquisitions and also provides working capital advances via sublimits up to $5 million. The Line of Credit contains certain financial covenants as to minimum net worth, leverage, capitalization and cash flow ratios along with restrictions on new indebtedness and payment of dividends. As of September 30, 1999, the Company did not have any borrowings under the Line of Credit.

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

INCOME TAX LOSS CARRYFORWARDS

    As of September 30, 1999, the Company had approximately $3.6 million of net operating loss carryforwards that may be available to offset future taxable income for federal income tax purposes. These net operating loss carryforwards begin to expire in 2008.

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

    The Company recognizes its reliance on third parties for its operating and financial computer output and processing. Based upon ongoing assessments, it appears that the Company's existing internal software is Y2K compliant. Testing, modifications and conversions of the software were initiated during the second quarter of 1999. Thus far, results have not revealed non-compliance. The Company did not incur significant costs related to these modifications and conversions.

    The Company has formally communicated with its significant payors and vendors and has requested a written statement regarding their Y2K readiness and proof of their Y2K testing. In the event that a vendor fails to respond to the Company's request, the Company will then contact alternative vendors who appear to have greater Y2K readiness to provide the Company with the same or similar supplies, equipment or services. A key vendor for which no alternative supplier exists would be the manufacturer of EPOGEN, a drug that constitutes approximately 25% of the Company's revenues. Publicly filed documents and a letter that we received from this supplier indicate that although they are proceeding diligently with their Y2K remediation, testing and implementation processes which they expect to be completed by November 1999, they do not warrant or guarantee that it will not have any significant exposure to the problems associated with the date change to the year 2000. Therefore, the Company intends to have a one-month excess supply of EPOGEN at December 31, 1999. The Company's Medicare intermediary, which provides approximately 50% of the Company's cash receipts, has informed the Company that it is Y2K compliant. However, the Company has received limited communication regarding Y2K readiness from some of the state Medicaid payors and several commercial payors. The Company will continue to actively seek sufficient information from these various payors to determine what impact any payors may have on the Company's cash flow. The failure of the above mentioned EPOGEN supplier or of the Company's Medicare intermediary to be Y2K compliant would have a material adverse impact on the operations of the Company. The failure of any of the Company's other significant payors or operating vendors to be Y2K compliant could have a material adverse impact on the operations of the Company.

SHARE REPURCHASE PROGRAM

    In November 1998, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 500,000 shares of common stock on the open market from time to time at prices acceptable to the Company. In April 1999, the Company's Board of Directors authorized the repurchase of up to an additional 500,000 shares of common stock bringing the total share repurchase program to 1,000,000 shares. As of November 3, 1999, 609,400 shares have been repurchased at a cost of approximately $2.5 million.

IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS

    This Form 10-Q contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Renex Corp. and its subsidiaries, including statements under Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following: (i) the success of initiatives undertaken by Renex Corp. to increase its revenues and improve its profitability; (ii) competitive pressure in the industry; and (iii) general economic conditions.

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

                            RENEX CORP.
                            (Registrant)



                            By: /s/ James P. Shea
                                -----------------------------------------------
                            James P. Shea
                            President and Chief Executive Officer


                            By: /s/ Orestes L. Lugo
                                -----------------------------------------------
                            Orestes L. Lugo
Date: November 3, 1999      Senior Vice President--Finance and Chief Financial
                              Officer